Form 10-Q
period 2014-02-28
MIRROR ME, INC.
filed 2014-04-21
CIK 1590695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-193101

MIRROR ME, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1455 Kettner Blvd., #305, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

(562) 618-1310
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 21, 2014 was 4,000,000 shares.

MIRROR ME, INC.
QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(unaudited)

	February 28,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$573	$890
Prepaid expenses	-	4,600
Total current assets	573	5,490

Total assets	$573	$5,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$37,225	$5,700
Total current liabilities	37,225	5,700

Long term liabilities:
Accrued interest payable - related party	107	3
Line of credit - related party	7,000	7,000
Total long term liabilities	7,107	7,003

Total liabilities	44,332	12,703

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of February 28, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,000,000 and 4,000,000 shares issued and outstanding
as of February 28, 2014 and November 30, 2013, respectively	4,000	4,000
Deficit accumulated during development stage	(47,759)	(11,213)
Total stockholders' deficit	(43,759)	(7,213)

Total liabilities and stockholders' deficit	573	$5,490

See accompanying notes to financial statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	Inception
	three months	(October 24, 2013)
	ended	to
	February 28,	February 28,
	2014	2014

Revenue	$-	$-

Operating expenses:
General and administrative	1,442	2,652
Professional fees	33,600	43,600
Research and development	1,400	1,400
Total operating expenses	36,442	47,652

Other expense:
Interest expense - related party	(104)	(107)
Total other expense	(104)	(107)

Net loss	$(36,546)	$(47,759)

Weighted average number of common
shares outstanding - basic	4,000,000

Net loss per share - basic	$(0.01)

See accompanying notes to financial statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	Inception
	three months	(October 24, 2013)
	ended	to
	February 28,	February 28,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,546)	$(47,759)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,600	-
Increase in accounts payable	31,525	37,225
Increase in accrued interest payable - related party	104	107

Net cash used in operating activities	(317)	(10,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	7,000
Proceeds for the sale of common stock	-	4,000

Net cash provided by financing activities	-	11,000

NET CHANGE IN CASH	(317)	573

CASH AT BEGINNING OF PERIOD	890	-

CASH AT END OF PERIOD	$573	$573

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2013 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
The Company was incorporated on October 24, 2013 (Date of Inception) under the laws of the State of Nevada, as Mirror Me, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company will design and develop a mobile shopping tool application that will offer beauty product reviews, location-based coupons and platform for interaction with social networks specific to the products.

Year end
The Company’s year end is November 30.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended February 28, 2014.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Fair value of financial instruments (continued)
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (October 24, 2013) through the period ended February 28, 2014 of ($47,759). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PREPAID EXPENSES

As of November 30, 2013, the Company had prepaid expenses totaling $4,600.  The prepaid expenses will be expensed on a straight line basis over the remaining life of the service period.

During the three months ended February 28, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

On November 27, 2013, the Company executed a revolving credit line with a related party for up to $20,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 27, 2015.  As of February 28, 2014, an amount of $7,000 has been used for general corporate purposes with a remaining balance of $13,000 available.  As of February 28, 2014, the balance of accrued interest was $107.

Interest expense for the three months ended February 28, 2014 was $104.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock
On November 26, 2013, the Company issued an officer and director of the Company 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $4,000.

During the three months ended February 28, 2014, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of February 28, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Quarterly Report references to “we”, “our”, “us”, “Mirror Me”, “the Company”, and similar terms refer to Mirror Me, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Mirror Me, Inc., 1455 Kettner Blvd., #305, San Diego, CA 92101.

OVERVIEW

Business Development Summary

Mirror Me, Inc., is a development stage company incorporated in the State of Nevada in October of 2013. We were formed to engage in the business of designing and developing a mobile shopping tool application that will offer beauty product reviews, location based coupons, and platform for interaction with social networks specific to the products for both the Apple™ and Android™ platforms.

We have designed a website which will be a primary source of information for the general public of the nature of our business. Additionally, we have begun our initial writing, design and programming of our beauty mobile app. During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model, including researching the items needed to secure a trademark and develop relationships with mobile app retailers.  Our president, Ms. Vazquez, has no experience in developing mobile applications and websites. We are using the services of a website and mobile app developer to design our logo and website and develop our mobile application. We do not presently have a market-ready product, and we currently do not have any customers. As such, we have generated no revenues.

We are attempting to build Mirror Me into a successful designer of a mobile beauty shopping tool application for smart phones and other mobile devices.  In order to generate revenues during the next twelve months, we must:

1. Maintain our website – We believe that the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming app as well as industry related information regarding the latest top beauty products. We have developed our preliminary website, which is not yet fully operational, and are in the process of developing a more advanced site where we can provide more detailed sections regarding beauty product reviews, photos of inspiration “looks”, how-to videos, and a backend SaaS (Software-as-a-Service) technology platform that will enable brands and retailers to publish content and promotions that correspond to specific product UPC codes, and retail locations. We have begun designing a more advanced website, and intend to launch it during the first quarter of 2015. We estimate that the total cost required to complete the development of a more advanced website is $5,000. We have paid $925 towards the development of our website.

2. Develop and implement a product development timeline – Mirror Me will require the implementation of a detailed timeline to ensure the Company produce a marketable mobile application.  These key areas will need to be addressed to assist in the assurance of the Company’s success:

•	efficient design and programing writing;
•	extensive Beta testing through friends and family network, or eventually through current users;
•	timely and useful downloadable updates;
•	marketable launch through the Company’s website or through third party retailer.

3. Develop and implement a marketing plan –Mirror Me’s planned revenue streams will require an extensive list of contacts to allow for the marketing of our mobile app. Awareness of the revenue potential Mirror Me will be able to deliver through its website and app, will be delivered through the implementation of a number of marketing initiatives including search engine optimization, website completion, hosted video demonstrations, third party service contacts, tradeshow attendance, as well as blogging and other forms of social media which are driven by technology and mobile flexibility. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

Business of Issuer

Mirror Me, Inc. has created a business plan built upon designing and developing a mobile beauty shopping tool application for smart phones and other mobile platforms such as tablets. Mirror Me is striving to design and develop an application that will deliver a mobile and social platform that enhances the beauty shopping experience both online and offline, inside the drugstore or at the high-end beauty counters. Our application will help consumers choose and purchase products.

Our Product

MirrorMe is an innovative mobile beauty shopping application. Our application will guide you through the overwhelming array of products in the beauty aisles at drugstores or the beauty counters at department stores with honest reviews. Our application will give you professional advice about what the product promises and what it actually delivers with a quick scan of a product’s barcode. Our main focus is to make every beauty purchase a success. We are aiming to make product discovery more convenient, highly personalized, less costly and more fun.

Some of the benefits that users will receive from our MirrorMe application include:

•
Professional Advice on Beauty Products – Professional Make-up Artists like Ms. Vazquez and her make-up artist and esthetician acquaintances will write and provide professional advice about what the product promises and what it actually delivers. In addition, a backend SaaS Technology platform enables brands and retailers to publish content and promotions that correspond to specific product UPC codes and retail locations. The professional advice may be obtained by scanning a product’s barcode or by simply searching the product by name.

•
Reviews on Beauty Products – In addition to professional advice our application will provide reviews from regular everyday users. Anyone will be able to review and rate beauty products through our app. These reviews may be obtained by searching the product by name.

•
Inspiration Looks – The app will include photos of inspiration “Looks” of different makeup looks like wedding looks or summer looks, hairstyles and nails. The Looks will be tagged with the specific products used.

•
Coupons – Brands and retailers will be able to publish content and promotions that correspond to specific product UPC codes and retail locations. If there are coupons available for certain products they may be obtained when the user scans a product’s bar code or searches the product by name.

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1. Develop and implement a marketing plan – Mirror Me’s planned revenue streams will require establishing a web presence and improved visibility within the public and private sectors. Initially, we intend to generate advertising revenue primarily from display, audio and video advertising on our website. We also intend to build revenue based upon profits realized through our sales through advertising Apps, products and services within our mobile application. A major key factor in the Company’s success will be the building of third party relationships within the beauty industry and mobile technology industry.

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s website (www.mirrorme.biz) will be a primary asset and a potential key source of revenue generation, as well as company information. Currently, management is formulating its plan on how best to employ its resources to expand and improve the site. We are working to add to the functionality of the site including: more detailed sections regarding beauty product reviews, photos of inspiration “looks”, how-to videos, and a backend SaaS (Software-as-a-Service) technology platform that will enable brands and retailers to publish content and promotions that correspond to specific product UPC codes, and retail locations. Additionally we need to optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Mirror Me brand. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We do not presently have a fully operational website or a market-ready product, nor do we have any customers; thus have generated no revenues.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;
•	Development of Company logo;
•	Development of our business plan;
•	Preparation for Application for a Trademark;
•	Launching of our preliminary website; and
•	Begin the design and development of our initial mobile application.

Mirror Me, Inc., was established in October of 2013. Currently we have temporary offices at 1455 Kettner Blvd, #305, San Diego, CA 92101. Our sole officer, director and founding stockholder created the business as a result of her beauty and retail knowledge and experience.

Employees

We are a development stage company and currently have only one part-time employee, Luz Vazquez, who is also our sole officer and director. Ms. Vazquez has spent over 10 years employed in the beauty and retail industry. Ms. Vazquez spends much of her spare time furthering her knowledge of beauty related trends.  It is Ms. Vazquez who is providing us her experience and knowledge for development of our business plan. Ms. Vazquez has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We do not intend to hire any additional employees within the next 12 months. At such time as the Company would deem it appropriate to hire additional staff, a portion of any employee compensation would likely include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Consultant

On November 4, 2013, we entered into a Consulting Agreement with TechiT Marketing Group, Inc. (“TechiT”), wherein TechiT agreed to assist the Company with designing and developing the Company’s website and mobile application.  The term of the agreement commenced on November 4, 2013 and will continue for 24 months. We agreed to pay TechiT an initial payment of $2,500 (paid on November 27, 2013) and future fees will be based on an hourly basis and as new services are performed and fees are earned.

The services being provided in exchange for the $2,500 initial payment are:

•	Design Mirror Me Logo
•	Website Theme and Initial Setup
•	Domain Purchase & Registration (2 yrs) www.mirrorme.biz
•	Virtual Private Server Rental 1 Year
•	Mobile App Setup & Deployment
•	Apple Individual Developers Subscription “Annual Fee”
•	WordPress Plugin Subscriptions

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of February 28, 2014 the Company had an accumulated deficit of $47,759. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended February 28, 2014.

Operating expenses during the three months ended February 28, 2014 were $36,442, $1,400 of which was research and development, $33,600 of which was professional fees associated with legal and accounting expenses and the remaining $1,442 was related to general and administrative costs. In comparison, operating expenses from inception (October 24, 2013) to February 28, 2014 were $47,652, $1,400 of which was research and development, of which $43,600 was in professional fees and the remaining $2,652 was related to general and administrative costs. The increase in professional fees is due to increased legal work.

Liquidity and Capital Resources

As of February 28, 2014, the Company has a total of $573 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Cash will be increasing primarily due to the receipt of funds from our offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile apps.  In addition we have secured a line of credit with Ms. Vazquez, for up to $20,000. As of February 28, 2014, we have utilized $7,000 for general corporate purposes. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on November 27, 2015. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, stay abreast of mobile app trends, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended February 28,	Fiscal Year ended November 30,
	2014	2013
Net cash used in operating activities	$(317)	$(10,110)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$11,000
Net increase/(decrease) in Cash	$(317)	$890
Cash, beginning	$890	$-
Cash, ending	$573	$890

Operating activities

Net cash used in operating activities was $317 for the period ended February 28, 2014, as compared to $10,110 used in operating activities for the fiscal year ended November 30, 2013. The decrease in net cash used in operating activities was primarily due to the decrease in net loss.

Financing activities

Net cash provided by financing activities for the period ended February 28, 2014 was $0, as compared to $11,000 for the fiscal year ended November 30, 2013. The decrease of net cash provided by financing activities was mainly attributable to a decrease in the amount of money financed.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Item 3.                                Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Luz Vazquez, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1.                                Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.                      Risk Factors.

Investors in Mirror Me should be particularly aware of the inherent risks associated with our business. As of the date of this filing our management is aware of the following material risks.

We are a development stage company organized in October 2013 and have recently commenced operations, making an evaluation of us extremely difficult. At this stage, even with our good faith efforts, there is nothing on which to base an assumption that we will become profitable or generate any significant amount of revenues.

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $47,759 for the period ended February 28, 2014, and (iii) we have incurred losses of $36,546 for the period ended February 28, 2014. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, because we have nominal assets, we are considered a “shell company.” The Company’s shell company status results in the following consequences: (i) the Company is ineligible to file a registration of securities using Form S-8; and (ii) pursuant to Rule 144, sales of our securities pursuant to Rule 144 are not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because none of our non-registered securities can be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Our auditors have substantial doubt about our ability to continue as a going concern.  Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

A decline in the popularity of our website will negatively impact our business.

Initially, our primary source of revenues will be from advertising on our website. These revenues are dependent upon our ability to attract new users on our site, among other things. If we are unable to maintain or extend web traffic to, and use of, our site, our advertising revenues may be adversely affected.

Intense competition in the internet social networking industry and in the beauty products industry may adversely affect our revenue and profitability.

We operate in a highly competitive environment and we compete for members, visitors and advertisers with numerous well established internet social networking sites, as well as many smaller and/or newer sites. We will compete for consumers and advertisers with other companies, including internet, television and print media companies. If we are unable to differentiate our products and generate sufficient appeal in the marketplace, our ability to achieve our business plan may be adversely affected.

As compared to us, many of our competitors have significantly longer operating histories and greater brand recognition as well as, greater financial, management, and other resources.

If we are unable to compete effectively in our market, our revenue and profitability may be adversely affected.

Our ability to increase our revenue will depend on our ability to increase market penetration of our social networking and to evolve our product mix.

The social networking industry and the beauty industry are, by their nature, businesses that rely upon the acceptance of its creative product by the marketplace. Much of our ability to increase revenue will depend on:

• expanding the market penetration of our offerings to consumers; and

• the successful evolution of our product mix.

While we will be constantly evaluating the marketplace and evolving our offerings of content and internet and mobile application features, we may not be able to anticipate shifting tastes of our customer base and the content offered by us may fall out of favor with our consumers. If we are unable to expand the market penetration of our current products or anticipate changes in consumer taste, our revenue could be affected.

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

• our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

• we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our website or use of our products and services;

• someone could circumvent our security measures and misappropriate our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

• our computer systems could fail and lead to service interruptions;

• we may be unable to scale our infrastructure with increases in customer demand; or

• our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

We will be competing with better established companies.

We will not be the first company to attempt to design a mobile beauty shopping tool application. There are other companies whose contacts and expertise may be more advanced than ours, and whose methods of marketing and resale may be more cost-effective. Further, we will be facing competition from better established companies, which may have better local, regional and national connections, and whose efforts produce larger sales and revenues.

The mobile application industry is subject to rapid technological change and, to compete, we must continually enhance our mobile App.

We must continue to enhance and improve the performance, functionality and reliability of our mobile App. The mobile application industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

The mobile application industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of mobile Apps and related products and services to be introduced. These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

If our app was found to contain hidden or objectionable content, our reputation and operating results could suffer.

We do not currently have a market-ready app and currently have no customers, but hidden content may be included in our future app by an employee who was not authorized to do so or by an outside developer or supplier without our knowledge. This hidden content may contain profanity and sexually explicit or otherwise objectionable material. Our design, programming process and the constraints on the file size of our services would reduce the possibility of hidden, objectionable content appearing in the apps we publish. Nonetheless, these processes and constraints may not prevent this content from being included in our future app. If our app is found to contain hidden or objectionable content, our customers could refuse to sell it and consumers could refuse to buy it or demand a refund of their money. This could have a materially negative impact on our business, operating results and financial condition. In addition, our reputation could be harmed. If any of these consequences were to occur, our business, operating results and financial condition could be significantly harmed.

We intend to partner with mobile operators to market and distribute our services and thus to generate our revenues. The loss of, a change in or the failure to create any significant mobile operator relationships would cause us to lose access to their subscribers and thus materially reduce our revenues.

We intend to sell our application offerings primarily through direct sales to mobile operators. Our future success is highly dependent upon creating and maintaining successful relationships with mobile operators and establishing strong mobile operator relationships. Our failure to create and maintain relationships, or a significant reduction in revenues from, one or more of these mobile operators would materially reduce our revenues and thus harm our business, operating results and financial condition.

Because a substantial portion of our revenues would be derived from third party mobile operators, if any of our significant mobile operators are unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

If any of our future customers are unable to fulfill their payment obligations to us under their contracted agreements, our revenues and cash flows could decline significantly and our financial condition could be harmed. In addition, recent disruptions in national and international credit markets have led to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. Continued disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of mobile operators, which may also impact their ability to fulfill their payment obligations.

Mobile subscriber tastes are continually changing and are often unpredictable; if we fail to develop an app that achieve market acceptance, our sales could suffer.

Our business will depend on app that mobile operators will offer and mobile subscribers will buy. We must invest significant resources in research and development, as well as programming, design and marketing. Our success depends, in part, on unpredictable and volatile factors beyond our control including end-user preferences, competing companies and the availability of other apps. If our Company is not responsive to the requirements of our future mobile operator customers, the demands and preferences of mobile subscribers, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition could be harmed. Even if our services are successfully introduced and initially adopted, a subsequent shift in our mobile operator customers could cause a decline in popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing services by others.

At this time our only intellectual property is the source code which is being written to run our first application.  We will rely on a combination of trade secret and copyright laws, restrictions on disclosure, to protect it and any other intellectual property rights which may develop during the time of and upon completion of our initial source code. Despite our efforts to protect our source code and any other proprietary rights which may develop; third parties may copy or otherwise obtain and use our apps or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing apps.

Our services may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our services or subject us to litigation costs and monetary damages.

There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our services or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers, customers or partners with respect to existing or future services or other proprietary rights. We generally undertake to indemnify our customers and partners against intellectual property infringement claims asserted against them with respect to the services we sell to, or distribute through, them. Any claims against us or customers or partners that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation or monetary damages and diversion of technical and management personnel, or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected services. Limitations on our ability to market our services and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement would harm our business.

Economic conditions and any associated impact on consumer spending could have a material adverse effect on our business, results of operations and financial condition.

We are subject to macroeconomic fluctuations in the United States and worldwide economy, including those that impact discretionary consumer spending. Continued economic uncertainty and reductions in discretionary consumer spending may result in reductions in advertising revenues from our website and revenues from our mobile app, which would adversely affect our business, results of operations and our financial condition. If these issues persist, or if the economy continues this prolonged period of decelerating growth or recession, our results of operations may be harmed.

Our present limited operations have not yet proven profitable.

To date we have not shown a profit in our operations. We do not presently have a market-ready product, and we currently do not have any customers. We cannot assure that we will achieve or attain profitability in 2014 or at any other time. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition

We are significantly dependent on our sole officer and director, who lacks experience running a public company. The loss or unavailability to Mirror Me of Ms. Vazquez’ services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Luz Vazquez, our president. It would be difficult to replace Ms. Vazquez at such an early stage of development. The loss by or unavailability to Mirror Me of Ms. Vazquez’ services would have an adverse effect on our business, operations and prospects, in that our inability to replace Ms. Vazquez could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Vazquez, should her services be discontinued.

In the event that we are unable to locate or employ personnel to replace Ms. Vazquez, we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Ms. Vazquez has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Ms. Vazquez, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Vazquez intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Vazquez to make the appropriate management decisions.

Ms. Vazquez is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Vazquez’ limited time devotion to Mirror Me could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Vazquez is currently and may continue to be involved with other businesses.

Ms. Vazquez freelances as a makeup artist for MAC Cosmetics.  This business is Ms. Vazquez’ main source of income and therefore requires approximately 25 to 40 hours a week of her time.  Ms. Vazquez is planning on allocating an additional 15 to 20 hours a week to the affairs of Mirror Me; however there can be no assurance that she will continue to provide services to us. Ms. Vazquez will devote only a portion of her time to our activities.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of website and marketing development, and all other associated fees. To fully implement our business plan we will require additional funding.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this report, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC market maker for sponsorship of our securities on an Over-the-Counter market, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on an OTC market, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2014, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended February 28, 2014.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRROR ME, INC.

Date: April 21, 2014	By:	/S/ Luz Vazquez
Luz Vazquez
President
(Principal Executive Officer and duly authorized signatory)