Form 10-Q
period 2014-06-30
MIRROR ME, INC.
filed 2014-07-18
CIK 1590695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55181
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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on July 18, 2014 was 4,400,000 shares.

MIRROR ME, INC.
QUARTERLY PERIOD ENDED MAY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements
MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	May 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$13,466	$890
Prepaid expenses	-	4,600
Total current assets	13,466	5,490

Website	6,725	-

Total assets	$20,191	$5,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$41,240	$5,700
Total current liabilities	41,240	5,700

Long term liabilities:
Accrued interest payable - related party	213	3
Line of credit - related party	7,000	7,000
Total long term liabilities	7,213	7,003

Total liabilities	48,453	12,703

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,400,000 and 4,000,000 shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	4,400	4,000
Additional paid in capital	39,600	-
Deficit accumulated during development stage	(72,262)	(11,213)
Total stockholders' deficit	(28,262)	(7,213)

Total liabilities and stockholders' deficit	$20,191	$5,490

See Accompanying Notes to Financial Statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	six months	(October 24, 2013)
	ended	ended	to
	May 31,	May 31,	May 31,
	2014	2014	2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	634	2,076	3,286
Professional fees	23,764	57,364	67,364
Research and development	-	1,400	1,400
Total operating expenses	24,398	60,840	72,050

Other expense:
Interest expense - related party	(105)	(209)	(212)
Total other expense	(105)	(209)	(212)

Net loss	$(24,503)	$(61,049)	$(72,262)

Weighted average number of common
shares outstanding - basic	4,134,783	4,068,132

Net loss per share - basic	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	Inception
	six months	(October 24, 2013)
	ended	to
	May 31,	May 31,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,049)	$(72,262)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,600	-
Increase in accounts payable	35,540	41,240
Increase in accrued interest payable - related party	210	213

Net cash used in operating activities	(20,699)	(30,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase website	(6,725)	(6,725)

Net cash provided by investing activities	(6,725)	(6,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	7,000
Proceeds for the sale of common stock	40,000	44,000

Net cash provided by financing activities	40,000	51,000

NET CHANGE IN CASH	12,576	13,466

CASH AT BEGINNING OF PERIOD	890	-

CASH AT END OF PERIOD	$13,466	$13,466

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended May 31, 2014.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
MAY 31, 2014
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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through July 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (October 24, 2013) through the period ended May 31, 2014 of ($72,262). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

During the six months ended May 31, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

On November 27, 2013, the Company executed a revolving credit line with a related party for up to $20,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 27, 2015.  As of May 31, 2014, an amount of $7,000 has been used for general corporate purposes with a remaining balance of $13,000 available.  As of May 31, 2014, the balance of accrued interest was $213.

Interest expense for the six months ended May 31, 2014 was $209.

MIRROR ME, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock
On November 26, 2013, the Company issued an officer and director of the Company 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $4,000.

On May 1, 2014, the Company issued 400,000 shares of its $0.001 par value common stock at a price of $0.10 per share for cash of $40,000.

During the six months ended May 31, 2014, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of May 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Mirror Me”, “MRRM”, “the Company”, and similar terms refer to Mirror Me, Inc.

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

OVERVIEW

Business Development Summary

Mirror Me, Inc., is a development stage company incorporated in the State of Nevada in October of 2013. We were formed to engage in the business of designing and developing a mobile shopping tool application and intend to offer beauty product reviews, location based coupons, and platform for interaction with social networks specific to the products for both the Apple™ and Android™ platforms.

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

We are attempting to build Mirror Me into a successful designer of a mobile beauty shopping tool application for smart phones and other mobile devices.  In order to generate revenues during the next twelve months, we must:

1. Maintain our website – We believe that the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming app as well as industry related information regarding the latest top beauty products. We recently launched our updated website, which is not yet fully operational, but we have initiated the process of developing a more advanced site where we can provide more detailed sections regarding beauty product reviews, photos of inspiration “looks”, how-to videos, and a backend SaaS (Software-as-a-Service) technology platform that will enable brands and retailers to publish content and promotions that correspond to specific product UPC codes, and retail locations. We have paid approximately $6,725 towards the development of our website.

2. Develop and implement a product development timeline – Mirror Me will require the implementation of a detailed timeline to ensure the Company produces a marketable mobile application.  These key areas will need to be addressed to assist in the assurance of the Company’s success:

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

On May 1, 2014, the Company completed its initial public offering through the sale of 400,000 shares of common stock, resulting in gross proceeds of $40,000.

On June 24, 2014, we received notice from our market maker that we were assigned the symbol “MRRM” to initiate trading on the “over-the-counter market.

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

The services listed above were completed and incorporated into our initial website. After we completed our initial public offering, we utilized $6,725 of the proceeds allocated to working capital to finance our updated website and on May 19, 2014, we launched our updated website.

The services and enhanced features being provided in exchange for the $6,725 additional payment are:

Anticipated Time & Labor

•	Installation of new commercial app theme [1.5]
•	Theme Color Scheme Customization [2.0]
•	Logo and Existing Content Integrations [3.5]
•	Promotional Graphics Integrations [4.0]
•	HTML5 Animated Slideshow Development [5.0]
•	SEC Filings System Integration & Configuration [2.5]
•	Content Feedback Updates [1.5]
•	Total Anticipated Hours [20.0]
•	Total Labor Cost [5,875.00]

Parts & Materials Required

•	Parts/Materials Required
•	WordPress blog site theme [176.00]
•	Shutterstock Stock Art [249.00]
•	Total [425.00]

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of May 31, 2014 the Company had an accumulated deficit of $72,262. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2014.

Operating expenses during the three months ended May 31, 2014 were $24,298, $0 of which was research and development, $23,764 of which was professional fees associated with legal and accounting expenses and the remaining $634 was related to general and administrative costs. In comparison, operating expenses from inception (October 24, 2013) to May 31, 2014 were $72,050, $1,400 of which was research and development, of which $67,364 was in professional fees and the remaining $3,286 was related to general and administrative costs. The decrease in professional fees is due to decrease in legal work for the three months ended compared to the three months ended May 31, 2014.

Results of Operations for the Six Months Ended May 31, 2014.

Operating expenses during the six months ended May 31, 2014 were $60,840, $1,400 of which was research and development, $57,364 of which was professional fees associated with legal and accounting expenses and the remaining $2,076 was related to general and administrative costs. In comparison, operating expenses from inception (October 24, 2013) to May 31, 2014 were $72,050, $1,400 of which was research and development, of which $67,364 was in professional fees and the remaining $3,286 was related to general and administrative costs.

Liquidity and Capital Resources

As of May 31, 2014, the Company has a total of $13,466 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Cash increased primarily due to the receipt of funds from our offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile apps.  In addition we have secured a line of credit with Ms. Vazquez, for up to $20,000. As of May 31, 2014, we have utilized $7,000 for general corporate purposes. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on November 27, 2015. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended May 31,	Fiscal Year ended November 30,
	2014	2013
Net cash used in operating activities	$(20,699)	$(10,110)
Net cash used in investing activities	$(6,725)	$-
Net cash provided by financing activities	$40,000	$11,000
Net increase/(decrease) in Cash	$12,576	$890
Cash, beginning	$890	$-
Cash, ending	$13,466	$890

Operating activities

Net cash used in operating activities was $20,699 for the period ended May 31, 2014, as compared to $10,110 used in operating activities for the fiscal year ended November 30, 2013. The increase in net cash used in operating activities was primarily due to the decrease in net loss.

Investing activities

Net cash used in investing activities was $6,725 for the period ended May 31, 2014, as compared to $0 used in operating activities for the fiscal year ended November 30, 2013. The increase in net cash used in investing activities was primarily due to the costs related to the development of the website.

Financing activities

Net cash provided by financing activities for the period ended May 31, 2014 was $40,000, as compared to $11,000 for the fiscal year ended November 30, 2013. The increase of net cash provided by financing activities was mainly attributable to a increase in the amount of money financed.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $72,262 for the period ended May 31, 2014, and (iii) we have incurred losses of $61,049 for the six month period ended May 31, 2014. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations.

Although our common stock is listed for trading on the Over-the-Counter Pink Sheets (“OTCPK”) under the trading symbol MRRM, and we intend to apply for the Over-the-Counter Quotation Board (“OTCQB”), we cannot assure you that we will meet OTCQB's listing requirements, and therefore may not be able to meet the standards for such listing. Furthermore, we cannot assure you that an active trading market for our common stock will develop. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

•	the number of stockholders;
•	our operating performance and financial condition;
•	the market for similar securities;
•	the extent of coverage of us by securities or industry analysts; and
•	the interest of securities dealers in making a market in the shares of our common stock.

Historically, the market for equity securities has also been subject to disruptions that have caused substantial volatility in the prices of these securities, which may not have corresponded to the business or financial success of the particular company. We cannot assure you that the market for the shares of our common stock will be free from similar disruptions. Any such disruptions could have an adverse effect on stockholders. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the facts that could negatively affect our share price include:

•	actual or anticipated variations in our quarterly operating results;

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month ended May 31, 2014, we did not have any sales of unregistered securities.

Use of Proceeds

On December 27, 2013, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 400,000 shares of our common stock. Our Registration Statement became effective on March 31, 2014. On May 1, 2014, we completed our offering for 400,000 shares of our common stock, resulting in gross proceeds of $40,000. The common stock sold in our initial public offering to 40 investors was issued on May 2, 2014.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $31,412, of which $14,500 was legal fees, $4,446 was audit fees, $2,500 was accounting fees, $6,725 was website and application fees, $1,000 was transfer agent set up fees, and the remaining $600 was general and administrative.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended May 31, 2014.

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

MIRROR ME, INC.

Date: July 18, 2014	By:	/S/ Luz Vazquez
Luz Vazquez
President
(Principal Executive Officer and duly authorized signatory)