Form 10-Q
period 2014-08-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2014-10-15
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-55181

TWINLAB CONSOLIDATED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 Broadway, New York, NY, Suite 201	10012
(Address of principal executive offices)	(Zip Code)

(212) 651-8500
(Registrant’s telephone number, including area code)

Mirror Me, Inc.

1455 Kettner Blvd., #305

San Diego, CA 92101
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 9, 2014 was 220,000,000 shares.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

BALANCE SHEETS

(unaudited)

	August 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$95	$890
Prepaid expenses	-	4,600
Total current assets	95	5,490

Total assets	$95	$5,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$180,422	$5,700
Total current liabilities	180,422	5,700

Long term liabilities:
Accrued interest payable - related party	319	3
Line of credit - related party	7,000	7,000
Total long term liabilities	7,319	7,003

Total liabilities	187,741	12,703

Stockholders' deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding as of August 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 220,000,000 and 200,000,000 shares issued and outstanding as of August 31, 2014 and November 30, 2013, respectively	220,000	200,000
Additional paid in capital	(176,000)	(196,000)
Accumulated deficit	(231,646)	(11,213)
Total stockholders' deficit	(187,646)	(7,213)

Total liabilities and stockholders' deficit	$95	$5,490

See Accompanying Notes to Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	three months	nine months
	ended	ended
	August 31,	August 31,
	2014	2014

Revenue	$-	$-

Operating expenses:
General and administrative	7,031	9,107
Professional fees	152,247	209,610
Research and development	-	1,400
Total operating expenses	159,278	220,117

Other expense:
Interest expense - related party	(106)	(316)
Total other expense	(106)	(316)

Net loss	$(159,384)	$(220,433)

Weighted average number of common shares outstanding – basic and diluted	220,000,000	208,978,102

Net loss per share – basic and diluted	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

STATEMENTS OF CASH FLOWS

(unaudited)

For the
nine months
ended
August 31,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,433)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,600
Increase in accounts payable	174,722
Increase in accrued interest payable - related party	316

Net cash used in operating activities	(40,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	40,000

Net cash provided by financing activities	40,000

NET CHANGE IN CASH	(795)

CASH AT BEGINNING OF PERIOD	890

CASH AT END OF PERIOD	$95

See Accompanying Notes to Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

Notes to Financial Statements

AUGUST 31, 2014

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

Organization

The Company was incorporated on October 24, 2013 (Date of Inception) under the laws of the State of Nevada, as Mirror Me, Inc., therefore comparative periods are not shown in the accompanying statements of operations and cash flows. On August 7, 2014, the Company amended its articles of incorporation and changed its name to Twinlab Consolidated Holdings, Inc.

As of August 31, 2014, the Company had not commenced significant operations. However, as discussed in Note 5, on September 16, 2014, the Company merged with an operating company.

Nature of operations

As a result of the reverse merger discussed in Note 5, the Company intends to manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information.

Products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab Fuel family of sports nutrition products); diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name; and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores, national and regional drug store chains, supermarkets, and mass market retailers.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

Notes to Financial Statements

AUGUST 31, 2014

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent accounting pronouncements

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including, but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

Notes to Financial Statements

AUGUST 31, 2014

(unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred a net loss for the nine months ended August 31, 2014 of $220,433. In addition, the Company’s activities since inception have been financially sustained through debt and equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – LINE OF CREDIT – RELATED PARTY

On November 27, 2013, the Company executed a revolving credit line with a related party for up to $20,000. The unsecured line of credit bears interest at 6% per annum with principal and interest due on November 27, 2015. As of August 31, 2014, an amount of $7,000 has been used for general corporate purposes with a remaining balance of $13,000 available. As of August 31, 2014, the balance of accrued interest was $319.

Interest expense for the nine months ended August 31, 2014 was $316.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), and 500,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”).

On August 28, 2014, the Company effectuated a 50 to 1 forward split of its issued and unissued common shares as of September 9, 2014, the record date. All shares and amounts have been adjusted for the stock split.

Common Stock

On May 1, 2014, the Company issued 20,000,000 shares of Common Stock at a price of $0.002 per share for cash of $40,000.

During the nine months ended August 31, 2014, there have been no other issuances of Common Stock.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

Notes to Financial Statements

AUGUST 31, 2014

(unaudited)

NOTE 5 – SUBSEQUENT EVENTS

Reverse Merger

On September 4, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, TCC MERGER CO (“Sub Co”), a Delaware corporation and wholly-owned subsidiary of the Company, and Twinlab Consolidation Corporation (“TCC”), a Delaware corporation.  The Merger Agreement provides for the merger of Sub Co with and into TCC (the “Merger”), with TCC surviving the Merger as a wholly-owned subsidiary of the Company.

Common Stock Repurchased

On September 16, 2014, the Company repurchased 199,995,000 shares of Common Stock in exchange for $8,000. Additionally, the selling stockholder forgave debt of $7,000 and accrued interest of approximately $320 and agreed to resign as an officer and director of the Company.

On September 16, 2014, the Company completed the Merger, pursuant to the Merger Agreement, by and among the Company, Sub Co and TCC, whereby TCC became a wholly-owned subsidiary of the Company.  Upon completion of the Merger, all holders of shares of TCC common stock received, for each one share of TCC common stock held by them, one share of Common Stock and the holder of one share of TCC preferred stock received 26,870,132 shares of Common Stock.

Change of Fiscal Year

The Company changed its fiscal year to December 31st.

Series A and Series B Warrants Granted and Common Stock Put Agreement

The Company issued a Series A Warrant (the “First Warrant”) to Capstone Financial Group, Inc. (“Capstone”), effective as of September 30, 2014. Pursuant to the First Warrant, Capstone has the right to purchase up to 52,631,579 shares of Common Stock at an exercise price of $0.76 per share. The First Warrant is exercisable from October 1, 2014 through October 31, 2017. The First Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of Common Stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of Common Stock issuable under the First Warrant shall enjoy the same anti-dilution protection as that first issued security.

TWINLAB CONSOLIDATED HOLDINGS, INC.

(FORMERLY MIRROR ME, INC.)

Notes to Financial Statements

AUGUST 31, 2014

(unaudited)

NOTE 5- SUBSEQUENT EVENTS (CONTINUED)

The Company also issued a Series B Warrant (the “Second Warrant”) to Capstone, effective as of September 30, 2014. Pursuant to the Second Warrant, Capstone has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. The Second Warrant is exercisable from October 1, 2014 through October 31, 2017 but only to the extent and in the same proportions as exercises by Capstone of the First Warrant. The Second Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of Common Stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of Common Stock issuable under the Second Warrant shall enjoy the same anti-dilution protection as that first issued security.

The Company and Capstone entered into a Common Stock Put Agreement, dated as of September 30, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, Capstone indicated its intent to exercise the First Warrant at a rate of no less than 1,461,988 shares of Common Stock (the “Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”). In the event that Capstone does not exercise the First Warrant by November 15, 2014 or any subsequent Periodic Exercise Date (as defined in the Put Agreement) such that as of the applicable Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant has not been at a rate that is equal to or in excess of the Minimum Rate, then the Company has the right to notify Capstone not earlier than 30 days and not later than 40 days after the applicable Exercise Date of the Company’s exercise of its put rights under the Put Agreement (the “Put Notice”). Upon receipt of the Put Notice, Capstone is required to exercise the First Warrant to (i) purchase the Minimum Amount by a date identified in the Put Notice that is no earlier than 10 days after and no later than 30 days after the date of the Put Notice (the “Put Date”), or if Capstone has previously exercised the First Warrant to purchase shares in excess of the Minimum Rate, then such lesser amount of Common Stock as would, if purchased as of the applicable Exercise Date, have made Capstone’s purchases of Common Stock pursuant to the First Warrant as of such Exercise Date equal to the Minimum Rate (the “Initial Mandatory Purchase”) and (ii) purchase by a date that is no later than each subsequent Periodic Exercise Date an amount of Common Stock such that as of each such Periodic Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant through that date has been at a rate that is no less than the Minimum Rate (the “Periodic Mandatory Purchases”). Following delivery of the Put Notice by the Company, Capstone’s failure to make the Initial Mandatory Purchase by the Put Date shall be an “Event of Default”. Following the delivery of the Put Notice by the Company, Capstone’s failure to make when due any Periodic Mandatory Purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach shall be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) Capstone’s right to purchase all shares of Common Stock remaining unpurchased under the First Warrant is converted into an obligation, accelerated and immediately due and (ii) the Second Warrant immediately terminates as to any shares of Common Stock remaining exercisable under the Second Warrant. In the event the Company invokes its right pursuant to the Put Notice to require Capstone to exercise the First Warrant, the purchase price per share of Common Stock thereunder is $0.775 per share. In the event that the Company converts and accelerates Capstone’s obligations to purchase the shares of Common Stock remaining unexercised under the First Warrant, Capstone has the right to surrender issued and outstanding shares of Common Stock to the Company to be credited towards Capstone’s obligations, with such surrendered shares valued at $0.76 per share of Common Stock.

Registration Rights Agreement

The Company and Capstone entered into a Registration Rights Agreement, dated as of September 30, 2014 (the “Registration Agreement”). Pursuant to the Registration Agreement, Capstone can require the Company to register the shares of Common Stock acquired upon exercise of the First Warrant and the Second Warrant at such time as the Company is eligible to register securities on a Registration Statement on Form S-3 and thereafter file additional registration statements if requested by Capstone on a quarterly basis. The Registration Agreement contains terms and conditions customary for the grant of registration rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q, in the 8-K (as defined in “Part II- Other Information- Item 1A. Risk Factors”) and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Recent Developments

Forward Split

On August 28, 2014, the Company amended its Articles of Incorporation to effectuate a 50 to 1 forward split (the “Forward Split”) of its issued and unissued common stock, par value $0.001 per share (“Common Stock”), and preferred stock, par value $0.001 per share (“Preferred Stock”), as of September 9, 2014, the record date. As a consequence of the Forward Split, the issued and outstanding shares of Common Stock increased from 4,400,000 shares immediately prior to the Forward Split becoming effective to 220,000,000 shares following the Forward Split. The number of authorized shares of Common Stock increased from 100,000,000 to 5,000,000,000.

The Company’s authorized shares of Preferred Stock increased from 10,000,000 shares to 500,000,000 shares.  No shares of Preferred Stock have been issued.  The Company was required to give notice of the Forward Split to the Financial Industry Regulatory Authority (“FINRA”) at least ten days before the split became effective.  The Company submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Forward Split on August 29, 2014 and the ten day notice period has elapsed.

Recent Change in Management

On September 12, 2014, Luz Vazquez submitted her letter of resignation from her position as President, Secretary and Treasurer effective on the consummation of the Merger, and as the sole Director of the Company, effective with the appointment of her successor to the Board of Directors of the Company (the “Board”) following consummation of the merger of Twinlab Consolidated Corporation (“TCC”) with and into a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, TCC became a wholly-owned subsidiary of the Company.

Immediately after the consummation of the Merger, the Board appointed Thomas A. Tolworthy as the sole Director of the Company, such appointment to be effective September 16, 2014.  The resignation of Ms. Vazquez was accepted by the Company on September 16, 2014 immediately after the appointment of Mr. Tolworthy.

Effective as of the effective date of the Merger, and in connection with the resignation of Luz Vazquez as an officer of the Company, the Board appointed the following persons to serve as officers of the Company: (a) Thomas A. Tolworthy as the Chief Executive Officer and President; (b) Mark R. Jaggi as Executive Vice President, Chief Financial Officer and Treasurer; (c) Richard H. Neuwirth as Executive Vice President, Chief Legal Officer and Secretary; (d) Kathleen C. Pastor as Executive Vice President, Retail Sales; and (e) Gregory T. Grochoski as Executive Vice President and Chief Science Officer.

Change of Control

Mr. Tolworthy acquired 59.49% or 130,870,132 shares of Common Stock as a result of being a stockholder of TCC of which the Company acquired 100% of the ownership pursuant to the Merger.  Mr. Tolworthy has entered into an agreement with TCC, the benefit of which accrues to the Company, pursuant to which Mr. Tolworthy will contribute, for no consideration, up to 65,306,102 shares of Common Stock he holds to facilitate acquisitions and the raising of capital by the Company, provide a pool of shares to be used for incentive awards by the Company and for use by the Company for other proper purposes, without such events diluting the interests of other stockholders.  If the Company elects to have Mr. Tolworthy contribute all shares it has the right to call, Mr. Tolworthy’s ownership would be reduced to 65,564,030 shares of Common Stock, or 29.80%.

In addition, on September 16, 2014, simultaneously with the effectiveness of the Merger, pursuant to an agreement entered into prior thereto, the Company acquired 199,995,000 shares of Common Stock pursuant to a Termination and Buy-Back Agreement, dated as of September 12, 2014, with Ms. Luz Vazquez (for an aggregate purchase price of $8,000, which included satisfaction of certain indebtedness owed to Ms. Vazquez by the Company). Following such purchase, Ms. Vazquez held 5,000 shares of Common Stock.

Change in Fiscal Year

On September 12, 2014, the Board resolved, effective September 16, 2014, to change our fiscal year to end on December 31 of each year.

Warrant Agreements

The Company issued a Series A Warrant (the “First Warrant”) to Capstone Financial Group, Inc. (“Capstone”), effective as of September 30, 2014. Pursuant to the First Warrant, Capstone has the right to purchase up to 52,631,579 shares of Common Stock, at an exercise price of $0.76 per share. The First Warrant is exercisable from October 1, 2014 through October 31, 2017. The First Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of Common Stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of Common Stock issuable under the First Warrant shall enjoy the same anti-dilution protection as that first issued security.

The Company also issued a Series B Warrant (the “Second Warrant”) to Capstone, effective as of September 30, 2014. Pursuant to the Second Warrant, Capstone has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. The Second Warrant is exercisable from October 1, 2014 through October 31, 2017 but only to the extent and in the same proportions as exercises by Capstone of the First Warrant. The Second Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of Common Stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of Common Stock issuable under the Second Warrant shall enjoy the same anti-dilution protection as that first issued security.

Common Stock Put Agreement

The Company and Capstone entered into a Common Stock Put Agreement, dated as of September 30, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, Capstone indicated its intent to exercise the First Warrant at a rate of no less than 1,461,988 shares of Common Stock (the “Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”). In the event that Capstone does not exercise the First Warrant by November 15, 2014 or any subsequent Periodic Exercise Date (as defined in the Put Agreement) such that as of the applicable Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant has not been at a rate that is equal to or in excess of the Minimum Rate, then the Company has the right to notify Capstone not earlier than 30 days and not later than 40 days after the applicable Exercise Date of the Company’s exercise of its put rights under the Put Agreement (the “Put Notice”). Upon receipt of the Put Notice, Capstone is required to exercise the First Warrant to (i) purchase the Minimum Amount by a date identified in the Put Notice that is no earlier than 10 days after and no later than 30 days after the date of the Put Notice (the “Put Date”), or if Capstone has previously exercised the First Warrant to purchase shares in excess of the Minimum Rate, then such lesser amount of Common Stock as would, if purchased as of the applicable Exercise Date, have made Capstone’s purchases of Common Stock pursuant to the First Warrant as of such Exercise Date equal to the Minimum Rate (the “Initial Mandatory Purchase”), and (ii) purchase by a date that is no later than each subsequent Periodic Exercise Date an amount of Common Stock such that as of each such Periodic Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant through that date has been at a rate that is no less than the Minimum Rate (the “Periodic Mandatory Purchases”). Following delivery of the Put Notice by the Company, Capstone’s failure to make the Initial Mandatory Purchase by the Put Date shall be an “Event of Default”. Following the delivery of the Put Notice by the Company, Capstone’s failure to make when due any Periodic Mandatory Purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach shall be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) Capstone’s right to purchase all shares of Common Stock remaining unpurchased under the First Warrant is converted into an obligation, accelerated and immediately due and (ii) the Second Warrant immediately terminates as to any shares of Common Stock remaining exercisable under the Second Warrant. In the event the Company invokes its right pursuant to the Put Notice to require Capstone to exercise the First Warrant, the purchase price per share of Common Stock thereunder is $0.775 per share. In the event that the Company converts and accelerates Capstone’s obligations to purchase the shares of Common Stock remaining unexercised under the First Warrant, Capstone has the right to surrender issued and outstanding shares of Common Stock to the Company to be credited towards Capstone’s obligations, with such surrendered shares valued at $0.76 per share of Common Stock.

Registration Rights Agreement

The Company and Capstone entered into a Registration Rights Agreement, dated as of September 30, 2014 (the “Registration Agreement”). Pursuant to the Registration Agreement, Capstone can require the Company to register the shares of Common Stock acquired upon exercise of the First Warrant and the Second Warrant at such time as the Company is eligible to register securities on a Registration Statement on Form S-3 and thereafter file additional registration statements if requested by Capstone on a quarterly basis. The Registration Agreement contains terms and conditions customary for the grant of registration rights.

Additional Information

See also the 8-K for additional information on the above-referenced change of control and related matters.

RESULTS OF OPERATIONS

During the period ended August 31, 2014 the Company had no significant operations. As a result of the recent acquisition of 100% of TCC and the change in business and operations closing subsequent to the quarter ended August 31, 2014, the following discussion does not include the financial results of TCC, the accounting acquirer in the transaction. The financial results of TCC will be considered the financial results of the Company on a going-forward basis subsequent to August 31, 2014.

Results of Operations for the Three Months Ended August 31, 2014.

Operating expenses during the three months ended August 31, 2014 were $159,278, consisting of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies.

Results of Operations for the Nine Months Ended August 31, 2014.

Operating expenses during the nine months ended August 31, 2014 were $220,117, $1,400 of which was research and development, $209,610 of which was professional fees and the remaining $9,107 was related to general and administrative costs. The increase in professional fees is due to increase in legal work associated with ongoing reporting for the nine months ended compared to the three months ended August 31, 2014.

Liquidity and Capital Resources

As of August 31, 2014, the Company had a total of $95 in available cash.

The following table sets forth a summary of our cash flows for the periods indicated:

Nine months ended August 31,
2014
Net cash used in operating activities	$(40,795)

Net cash provided by financing activities	40,000
Net change in cash	(795)
Cash, beginning	890
Cash, ending	$95

Operating activities

Net cash used in operating activities was $40,795 for the period ended August 31, 2014. The net cash used in operating activities was primarily due to the net loss, offset by an increase in accounts payable.

Financing activities

Net cash provided by financing activities for the period ended August 31, 2014 was $40,000. The net cash provided by financing activities was attributable to proceeds received from the sale of Common Stock.

Recent Accounting Pronouncements

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

The Company continues to be an “emerging growth company,” as defined in Section 3(a)(80) of the Exchange Act.

An “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) .  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements were set forth in the “Item 2.01 Risk Factors” section of our Current Report on Form 8-K filed with the SEC on September 22, 2014 (the “8-K”). There have been no material changes from the risk factors disclosed in the 8-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(b)           On December 27, 2013, we filed a Registration Statement with the SEC wherein we registered 20,000,000 shares of Common Stock. Our Registration Statement became effective on March 31, 2014. On May 1, 2014, we completed our offering for 20,000,000 shares of Common Stock, resulting in gross proceeds of $40,000. The Common Stock sold in our initial public offering to 40 investors was issued on May 2, 2014. The $40,000 of proceeds raised in the offering has been used to pay for legal, accounting, and other general and administrative expenses.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CA*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Label.

101.PRE*	XBRL Taxonomy Extension Presentation.

**XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: October 15, 2014	By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

	By:	/s/ Mark R. Jaggi
Mark R. Jaggi Executive Vice President, Chief Financial Officer and Treasurer

