Form 10-Q
period 2014-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2014-11-14
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐   No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2014 was 220,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash	$21	$300
Restricted cash	378	374
Marketable securities	38	60
Accounts receivable, net	4,860	6,282
Inventories, net	12,933	14,844
Prepaid expenses and other current assets	4,096	1,368
Total current assets	22,326	23,228

Property, plant and equipment, net	4,719	5,040
Intangible assets, net	7,681	8,032
Other assets	725	877

	$35,451	$37,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Checks written in excess of cash	$383	$411
Accounts payable	9,626	8,127
Accrued expenses and other current liabilities	2,163	4,332
Current portion of long-term debt	13,017	75,422
Total current liabilities	25,189	88,292

Long-term liabilities:
Deferred gain on sale of assets	2,103	2,169
Long-term debt, net of current portion	9,012	22,651
Total long-term liabilities	11,115	24,820

Total liabilities	36,304	113,112

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 220,000,000 and 200,000,000 shares issued and outstanding, respectively	220	200
Additional paid-in capital	179,595	90,165
Stock subscriptions receivable	(300)	-
Accumulated deficit	(180,294)	(166,248)
Accumulated other comprehensive loss	(74)	(52)
Total stockholders’ deficit	(853)	(75,935)

	$35,451	$37,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$12,988	$19,571	$47,135	$57,265
Cost of sales	10,174	14,328	36,020	39,930

Gross profit	2,814	5,243	11,115	17,335

Selling, general and administrative expenses	7,866	5,283	19,768	18,225

Loss from operations	(5,052)	(40)	(8,653)	(890)

Other expense:
Interest expense, net	(2,644)	(1,371)	(5,368)	(4,194)
Realized gain on marketable securities	-	-	-	892
Other income, net	1	107	9	159

Total other expense	(2,643)	(1,264)	(5,359)	(3,143)

Loss before income taxes	(7,695)	(1,304)	(14,012)	(4,033)
Provision for income taxes	(14)	(16)	(34)	(30)

Net loss	(7,709)	(1,320)	(14,046)	(4,063)

Other comprehensive loss – unrealized loss on marketable securities	(9)	(45)	(22)	(703)

Total comprehensive loss	$(7,718)	$(1,365)	$(14,068)	$(4,766)

Weighted average number of common shares outstanding – basic and diluted	336,121,692	43,542,956	355,506,995	43,542,956

Loss per common share – basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,046)	$(4,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,071	1,303
Amortization of debt discount	1,481	-
Non-cash interest on debt	2,678	450
Realized gain on marketable securities	-	(892)
Changes in operating assets and liabilities:
Accounts receivable, net	1,422	804
Inventories, net	1,911	4,166
Prepaid expenses and other current assets and other assets	(2,786)	(1,409)
Checks written in excess of cash	(28)	424
Accounts payable	1,292	160
Accrued expenses and other current liabilities	(1,296)	69

Net cash provided by (used in) operating activities	(8,301)	1,012

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	-	7,305
Purchase of property, plant and equipment	(174)	(393)
Proceeds from the sale of marketable securities	-	892
Change in restricted cash	(4)	309

Net cash provided by (used in) investing activities	(178)	8,113

Cash flows from financing activities:
Net change in revolving credit facility	300	(3,084)
Proceeds from the issuance of debt	11,541	2,000
Repayment of debt	(3,592)	(7,521)
Payment of financing costs	(81)	(316)
Proceeds from the issuance of common stock	40	-
Purchase and retirement of treasury stock	(8)	-

Net cash provided by (used in) financing activities	8,200	(8,921)

Net increase (decrease) in cash	(279)	204
Cash at the beginning of the period	300	80

Cash at the end of the period	$21	$284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,647	$2,707
Cash paid for income taxes	$42	$33

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING TRANSACTIONS
Deferred gain on sale of property, plant and equipment	$-	$2,282
Change in unrealized holding gain on marketable securities	$22	$703
Recorded debt discounts due to the issuance of warrants in connection with debt	$1,481	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Twinlab Consolidated Holdings, Inc. (the “Company”) was incorporated on October 24, 2013 under the laws of the State of Nevada as Mirror Me, Inc. On August 7, 2014, the Company amended its articles of incorporation and changed its name to Twinlab Consolidated Holdings, Inc.

Reverse Merger

On September 4, 2014, the Company entered into an Agreement and Plan of Merger and entered into a First Amendment to Agreement and Plan of Merger on September 16, 2014 (as amended, the “Merger Agreement”), by and among the Company, TCC MERGER CO (“Sub Co”), a Delaware corporation and wholly-owned subsidiary of the Company, and Twinlab Consolidation Corporation (“TCC”), a Delaware corporation.  The Merger Agreement provided for the merger of Sub Co with and into TCC (the “Merger”), with TCC surviving the Merger as a wholly-owned subsidiary of the Company. The merger closed on September 16, 2014.

The Merger is being accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of TCC and its subsidiaries and are recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCC, Twinlab Holdings, Inc. (“THI”), Twinlab Corporation (“Twinlab”) and ISI Brands, Inc. (“ISI”).

Products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab® Fuel family of sports nutrition products); diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name; and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass market retailers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Change in Fiscal Year

Effective with the completion of the Merger, the Company changed its fiscal year to end on December 31.

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s report on Form 8-K filed with the SEC on September 22, 2014.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserve for inventory obsolescence, recoverability of long-lived assets and estimated value of warrants.

Significant Concentration of Credit Risk

Sales to the Company’s top three major customers aggregated to approximately 27.8% and 30.3% of total sales for the nine months ended September 30, 2014 and 2013, respectively. Sales to one of those customers were approximately 13.9% and 15.3% of total sales in 2014 and 2013, respectively. Accounts receivable from these customers were approximately 28% and 27% of total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Geographic Concentrations

Net revenues from customers residing in the following foreign countries were as follows for the nine months ended September 30, 2014 and September 30, 2013:

	September 30, 2014	% of Total Revenues	September 30, 2013	% of Total Revenues
Mexico	$1,072	2.28%	$1,314	2.29%
Canada	$1,966	4.17%	$1,213	2.12%
Other	$4,767	10.11%	$9,658	16.86%

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – inputs are quoted prices in active markets for identical assets that the reporting entity has the ability to access at the measurement date.

Level 2 – inputs are other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3 – inputs are unobservable inputs for the asset that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$38	$38	$-	$-

Total	$38	$38	$-	$-

December 31, 2013	Total	Level 1	Level 2	Level 3

Marketable securities	$60	$60	$-	$-

Total	$60	$60	$-	$-

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Net Loss per Common Share

The computation of basic net income (loss) per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options, warrants and rights outstanding using the treasury stock method and the average market price per share during the period.

For the three months and nine months ended September 30, 2014 and 2013, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for the Company’s fiscal year ending December 31, 2015, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for the Company’s fiscal year ending December 31, 2017 and may be applied retrospectively. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this Update provide guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At September 30, 2014, the Company had an accumulated deficit of $180,294 and a total stockholders’ deficit of $853. Through 2003, these losses were primarily associated with start-up activities and brand and infrastructure development. Since then, losses were primarily attributable to lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of preferred and common stock, borrowings from the Company’s stockholders, and third-party debt of which a significant amount has been personally guaranteed by certain of the Company’s stockholders.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $2,863 at September 30, 2014. The Company also has significant debt due within the next 12 months.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands, with international expansion; continuing emphasis on major customers and private label opportunities with major customers, key products and introducing new products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to restructure the debt obligations that are currently due in 2014 to extend the due date to years subsequent to 2014; however, there can be no assurance that the Company will be able to restructure its existing debt obligations or meet its debt obligations as they become due. In connection with the Merger, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions, and restructuring debt payment obligations as discussed above, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations, reduce costs, or, as discussed above, restructure remaining debt obligations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – MERGER

On September 4, 2014, the Company entered into the Merger Agreement.  The Merger Agreement provided for the Merger with TCC surviving the Merger as a wholly owned subsidiary of the Company. The Merger closed on September 16, 2014.

Pursuant to the terms of the Merger, the Company issued 199,995,000 shares of restricted common stock in exchange for 100% of TCC’s issued and outstanding common and preferred stock. Total issued and outstanding common stock of the Company, after giving effect to the Merger, is 220,000,000 shares.

As a result of the closing of the Merger, the Company has become a holding company and its main focus has been redirected to the operations of TCC.

The Merger is being accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of TCC and are recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4 – INVENTORIES

Inventories consisted of the following at:

	September 30, 2014	December 31, 2013

Raw materials	$4,571	$5,302
Work in process	1,598	2,023
Finished goods	8,285	9,191

	14,454	16,516
Reserve for obsolete inventory	(1,521)	(1,672)

	$12,933	$14,844

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2014	December 31, 2013

Machinery and equipment	$10,013	$10,007
Computers and other	6,506	6,339
Land	577	577
Aquifer	2,855	2,855
Leasehold improvements	1,515	1,514

	21,466	21,292
Accumulated depreciation and amortization	(16,747)	(16,252)

	$4,719	$5,040

Assets held under capital leases are included in machinery and equipment and amounted to $2,437 and $2,019 as of September 30, 2014 and December 31, 2013, respectively.

Depreciation and amortization expense totaled $495 and $692 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense totaled $114 and $228 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2014	December 31, 2013

Trademarks	$10,142	$10,142
Customer relationships	1,824	1,824

	11,966	11,966
Accumulated amortization	(4,285)	(3,934)

	$7,681	$8,032

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

Trademarks are amortized over a period of 30 years and customer relationships are amortized over a period of 16 years. Amortization expense was $351 and $325 for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense was $127 and $216 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 7 – LONG-TERM DEBT

Long term-debt consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Related-Party Debt: Notes payable to other entities owned or governed by stockholders which are unsecured, with interest rates ranging from LIBOR plus 2% (2.25% as of December 31, 2013) to 8%, maturing through December 31, 2017. One of the notes has provided full, unconditional, joint and several guarantees at a cost to the Company of $150 per quarter.	$10,765	$15,778

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to a financial institution with an interest rate equal to LIBOR plus 6% (6.25% as of December 31, 2013), due on demand. The Company is required to pay an unused commitment fee of 0.75% per annum. Collateralized by a first priority lien on all of the assets of the Company. Certain stockholders have also personally guaranteed the Senior Credit Facility.	7,814	7,514

Vendor Term Notes: Loans payable to vendors with rates ranging from 6% to 4.5% and maturing dates of November 2014 and May 2015.	1,013	-

Capital Lease Obligations: Capital leases with rates ranging from 10.13% to 13.21% and maturing dates ranging from February 2014 to October 2016.	2,437	2,019

Direct Stockholder Loans – extinguished in 2014	-	44,721

Subordinated Bank Debt – extinguished in 2014	-	28,041

Total	22,029	98,073
Less current portion	(13,017)	(75,422)

Long-term debt	$9,012	$22,651

Certain of the long-term debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. In management’s opinion, the Company was in compliance with the covenants as of September 30, 2014.

On August 7, 2014 and on September 16, 2014, in anticipation of and contemporaneously with the Merger, respectively, Twinlab entered into amendments of its revolving credit facility with Fifth Third Bank, which has a credit limit of $15,000, primarily for the purpose of obtaining the bank's consent to the Merger.  The line of credit is secured by all assets of the Company and its subsidiaries.  Each parent company of Twinlab, including the Company, TCC and THI and its sister company, ISI Brands, Inc., has guaranteed Twinlab’s obligations under the line of credit.

On May 1, 2014, Twinlab borrowed $3,000 from an individual who is a related party, evidenced by an unsecured convertible promissory note due on January 31, 2015.  The interest rate was 10% per annum. On September 3, 2014, Twinlab entered into an assignment, assumption and conversion agreement with the individual to convert this debt.  On September 5, 2014, the note was converted into 1,477,833 shares of TCC common stock, which shares were subsequently exchanged for shares of the Company’s common stock in the Merger.  Accrued interest on the note will be paid to the payee in cash.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

On August 15, 2014, Twinlab borrowed $3,200 from an individual who is a related party, evidenced by an unsecured convertible promissory note due on January 31, 2015. The interest rate was 10% per annum. On September 5, 2014, Twinlab entered into a conversion agreement with the individual to convert this debt. On September 5, 2014, the note and accrued interest thereon were converted into 4,210,526 shares of TCC common stock, which shares were subsequently exchanged for shares of the Company’s common stock in the Merger.

On September 3, 2014, Twinlab borrowed $2,800 from an individual who is a related party, evidenced by an unsecured convertible promissory note due on January 31, 2015.  The interest rate was 10% per annum. On September 5, 2014, Twinlab entered into a conversion agreement with the individual to convert this debt.  On September 5, 2014, the note and accrued interest thereon were converted into 3,684,211 shares of TCC common stock, which shares were subsequently exchanged for shares of the Company’s common stock in the Merger.

On July 31, 2014, THI entered into a “Debt Repayment Agreement” with a related party pursuant to which the related party exchanged debt totaling approximately $90,000 in consideration of (i) the issuance by THI to such party of 7,000 shares of Series B cumulative preferred stock and THI’s undertaking to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company on all domestic securities exchanges on which it is listed equals or exceeds $5.06 per share. The 7,000 shares of Series B preferred stock were subsequently exchanged for shares of the Company’s common stock in the Merger.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On May 1, 2014, the Company issued 20,000,000 shares of common stock for cash of $40 at a price of $0.002 per share.

On August 28, 2014, the Company amended its Articles of Incorporation (the “Charter Amendment”) to effectuate a 50 to 1 forward split (the “Forward Split”) of its issued and unissued common and preferred shares as of September 9, 2014, the record date. As a consequence of the Forward Split, the issued and outstanding shares of common stock of the Company increased from 4,400,000 shares immediately prior to the Forward Split becoming effective to 220,000,000 shares following the Forward Split. The number of authorized common shares increased from 100,000,000 to 5,000,000,000 common shares.

The Company’s authorized preferred stock increased from 10,000,000 shares to 500,000,000 shares.  No shares of the preferred stock have been issued.

On September 16, 2014, the Company completed the Merger (see Note 3) and issued 199,995,000 shares of its common stock in exchange for 100% of TCC’s issued and outstanding common and preferred stock. Previously on September 16, 2014 and in anticipation of the Merger, the Company repurchased and retired 199,995,000 shares of its common stock for cash of $8. Additionally, the selling stockholder forgave debt of $7 and accrued interest of approximately $.3 and agreed to resign as an officer and director of the Company.

In connection with the Merger, the Chief Executive Officer and President of the Company (the “CEO”) entered into a Subscription and Surrender Agreement with TCC, the benefit of which accrues to the Company, pursuant to which the CEO will contribute, for no consideration, up to 65,306,102 shares of the common stock received in the Merger he holds to facilitate acquisitions and the raising of capital by the Company, provide a pool of shares to be used for incentive awards by the Company and for use by the Company for other proper purposes, without such events diluting the interests of other shareholders.  The CEO also has a contingent agreement to acquire up to 5,021,834 shares of the Company’s outstanding common stock if either or both of the transactions subject to the option agreements discussed in Note 10 do not close.

Pursuant to the Subscription and Surrender Agreement, the CEO acquired one share of TCC Series A Redeemable Preferred Stock in exchange for consideration of $200, which amount was receivable at September 30, 2014 and included in stock subscriptions receivable. The one share of Series A Preferred Stock was exchanged for shares of common stock of the Company in the Merger. The $200 stock subscription receivable was received subsequent to September 30, 2014 (See Note 11).

Of the shares issued in the Merger, a total of 5,021,834 shares of common stock related to prior Securities Purchase Agreements whereby the investors acquired shares of common stock of TCC in exchange for promissory notes totaling $100. The subscription notes receivable bear interest at the rate of 5% per annum and mature on the date when proposed asset purchase agreements among certain affiliates of the investors are entered into.

NOTE 9 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

In connection with the September 3, 2014 debt agreement described in Note 7, TCC issued to the lender a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share, which warrant was assumed by the Company in connection with the Merger and is now exercisable into shares of the Company’s common stock.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of the status of the warrants issued by the Company as of September 30, 2014, and changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	-	$-

Granted	80,592,105	$0.76
Canceled / Expired	-	$-
Exercised	-	$-

Outstanding, September 30, 2014	80,592,105	$0.76

NOTE 10 – OPTION AGREEMENTS

In September 2014, TCC entered into an option agreement ("Option No. 1") that gives TCC an exclusive option to purchase 100% of the equity of a marketer and distributor of nutritional products (“Target No. 1”) on certain agreed upon terms.  TCC paid $2,000 to acquire Option No. 1, which is represented within the prepaid expenses and other current assets line item in the accompanying consolidated balance sheet dated September 30, 2014.  Option No. 1 can be exercised on or before July 13, 2015.  As an option, the Company will have the right, but not the obligation, to acquire the equity of Target No. 1 for a purchase price of $37,000, payable in cash at the closing of the acquisition without reduction for the option purchase price.  At present none of the Company, TCC or any other subsidiary of the Company has sufficient funds necessary to close on the acquisition of the equity of Target No. 1, if it were to exercise Option No. 1.  The Company believes that it and TCC will be able to raise the necessary funds to exercise Option No. 1 on a timely basis, although there can be no assurance that the Company and TCC will be successful.

In September 2014, TCC entered into an option agreement (“Option No. 2”) that gives TCC an exclusive option to purchase substantially all of the assets and assume certain operating liabilities of a manufacturer of nutritional products on certain agreed upon terms (“Target No. 2”).  TCC agreed to pay $350 to acquire Option No. 2, which is represented within the prepaid expenses and other current assets line item in the accompanying consolidated balance sheet dated September 30, 2014.  Option No. 2 can be exercised on or before December 13, 2014.  As an option, TCC has the right, but not the obligation, to acquire the assets of Target No. 2, for a purchase price of $10,500, payable in cash at the closing of the acquisition.  The purchase price for the assets of Target No. 2 would not be reduced by the option purchase price.  If the Company does not exercise Option No. 2 within the exercise period, it will pay the grantor break-up fees of approximately $400.  At present none of the Company, TCC or any other subsidiary of the Company has sufficient funds necessary to close on the acquisition of the assets of Target No. 2, if it were to exercise the option.  The Company believes that it and TCC will be able to raise the necessary funds to exercise Option No. 2 on a timely basis, although there can be no assurance that the Company and TCC will be successful.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, $200 of the stock subscriptions receivable discussed in Note 8 was received.

On November 13, 2014, the Company, TCC, THI, ISI and Twinlab (the Company, TCC, THI and ISI collectively, the “Twinlab Companies”), entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Penta Mezzanine SBIC Fund I, L.P. (“Penta”).

Pursuant to the Purchase Agreement, Penta purchased from the Twinlab Companies (i) a note in the amount of $8,000 (the “Initial Note”) and (ii) a warrant exercisable for an aggregate of 4,091,122 shares of common stock, par value $0.001 per share (“Common Stock”), of the Company (the “Initial Warrant”).

The Initial Note matures on November 13, 2019 (the “Maturity Date”). Payments of principal are due on a quarterly basis commencing November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next for quarters and (iii) $520 per quarter for each quarter thereafter. The Initial Note bears interest at a rate of twelve percent (12%) per year (“Interest”). Interest is payable monthly, commencing on November 30, 2014. Following an Event of Default (as defined in the Purchase Agreement) and after the Maturity Date, the rate of interest will be increased to eighteen percent (18%) per year. Amounts outstanding under the Initial Note may be prepaid, in whole or in part at any time, with prepayment fees ranging from three percent (3%) to one percent (1%) depending on when the prepayment is made. No prepayment fee is due for prepayments made after November 13, 2017.

The Twinlab Companies were required to pay certain fees and expenses in connection with the sale of the Initial Note and Initial Warrant, including (i) legal fees incurred by Penta in connection with the Purchase Agreement and the transactions contemplated by such Agreement and (ii) a fee of $160.

The Purchase Agreement provides that the Twinlab Companies shall use the proceeds of Notes and Warrants solely to (a) pay a portion of the consideration for the acquisition of substantially all the assets of a manufacturer of nutritional products (as described as “Target No. 2” in the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview and Outlook – Recent Developments”), (b) pay costs relating to the closing of the transactions contemplated by the Purchase Agreement and the closing of the Deferred Draw Note and the Target 2 Acquisition, (c) for working capital and general corporate purposes, or (d) to pay down the revolving loan under the Credit Agreement (as defined below) which can be re-drawn (subject to the limitations set forth in the Credit Agreement) for any of the foregoing.

Pursuant to the Purchase Agreement, the Twinlab Companies granted Penta a security interest (the “Security Interest”) in and lien on its assets as security for the Penta Obligations (as defined in the Purchase Agreement). The Security Interest is evidenced by a Security Agreement, dated as of November 13, 2014, by and among the Twinlab Companies and Penta.

In addition, the Company pledged the shares it owns in each of TCC, THI, ISI and Twinlab as security for the Penta Obligations.

Penta also agreed to purchase from the Twinlab Companies, not later than November 13, 2015, an additional note in the amount of $2,000 (the “Deferred Draw Note”). The terms of the Deferred Draw Note are the same as the Initial Note except that (a) payments of principal are due in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter and (b) the first interest payment date is as of this date undeterminable. The Company will issue Penta a warrant (the “Deferred Warrant”) to purchase 4,960,740 shares of Common Stock (reduced by the number of shares of Common Stock previously acquired by Penta upon exercise of the Initial Warrant) at the time the Deferred Draw Note is issued to Penta. The Initial Warrant will be canceled and replaced in its entirety by the Deferred Warrant upon issuance of the Deferred Warrant. The terms of the Deferred Warrant are the same as the Initial Warrant.

The Twinlab Companies will pay certain fees and expenses in connection with the sale of the Deferred Draw Note, including a fee to Penta of $40.

The Purchase Agreement contains terms and conditions customary for a transaction of this nature including, without limitation, (i) furnishing of reports and financial information; (ii) obtaining key-person life insurance on the life of the chief executive officer and/or president of the Twinlab Companies; (iii) electing a representative of Penta to serve on the Board of Directors of the Company until the earlier of (x) the date on which less than $5,000 of principal remains outstanding under the Notes or (y) the date on which the Company has a market cap of $400,000 or more and EBITDA (as defined in the Purchase Agreement) for the four fiscal quarters then ending of greater than or equal to $20,000, (iv) meeting certain financial tests as to the Minimum Adjusted EBITDA, Fixed Charge Coverage Ratio and Total Funded Debt to Adjusted EBITDA Ratio, all as defined in the Purchase Agreement; (v) restrictions on certain mergers, consolidations, asset sales and acquisitions; (vi) restrictions on the making of capital expenditures in any fiscal year in excess of $2,500; (vii) restrictions on the making of dividends; (viii) restrictions on incurring indebtedness and (ix) restrictions on certain asset dispositions.

Pursuant to the Initial Warrant, Penta has the right to acquire 4,091,122 shares of Common Stock, subject to certain adjustments, at a purchase price of $0.01 in the aggregate, at any time prior to November 13, 2019.

In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and sale of all or substantially all of the Company’s assets or property, the number of shares of Common Stock issuable pursuant to the Initial Warrant shall be increased in the event the Company’s and its Subsidiaries’ (as defined in the Initial Warrant) audited Adjusted EBITDA (as defined in the Initial Warrant) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250.

The Company has granted Penta certain registration rights, commencing October 1, 2015, for the shares of Common Stock issuable on exercise of the Initial Warrant.

At any time during the period beginning after the occurrence of a Put Event and ending on November 13, 2019, Penta may (or, in the case of clause (e) of the definition of Put Event below, Penta shall) require the Company to purchase all or any portion of the equity interest in the Company issued or represented by the Initial Warrant (the “Equity Interest”) at the Put Price. “Put Event” means any of the following: (a) the date that 70% or more of all interest, principal and other expense obligations due to Penta under the Purchase Agreement and/or the Note are satisfied in full by the Company; provided, however, that if such interest, principal and other expense obligations have been satisfied solely as a result of the payment of insurance proceeds in connection with the key-person life insurance policy (or any substitution or replacement thereof) contemplated by Section 5.3 of the Purchase Agreement, this clause (a) shall only be a Put Event upon the earlier of (i) one (1) year following such payment or (ii) the Maturity Date; (b) the occurrence of a Change in Control (as defined in the Purchase Agreement); (c) a material breach by the Company of its obligations under this Warrant or the Purchase Agreement; provided, however, that 180 days after either (i) a cure of the material breach by the Company or (ii) a waiver by Penta of such material breach shall cease to be a Put Event; (d) an Event of Default (as defined in the Purchase Agreement) not otherwise cured or waived in accordance with the terms of the Purchase Agreement; (e) the date Penta elects to increase the Put Price in accordance with the definition of "Put Price"; or (f) the Maturity Date. “Put Price” means an amount equal to the greater of: (i) the product of: (x) ten (10) times the Company’s and its Subsidiaries’ audited Adjusted EBITDA (on a consolidated basis) with respect to the twelve (12) months immediately preceding the date of the Put Notice, times (y) Penta’s percentage ownership in the Company on a Fully-Diluted Basis (as defined in the Initial Warrant) as of the date of the Put Notice assuming the full exercise of the remaining Warrant (the “Holder’s Percentage”); or (ii) the Fair Market Value of the Current Holder’s Equity Interests (as defined in the Initial Warrant) underlying the Initial Warrant.

Solely for the purposes of determining the Put Price, in the event that both (a) the Company’s and its Subsidiaries’ audited Adjusted EBITDA (or if unavailable, the reviewed Adjusted EBITDA) for the twelve trailing months for the quarter-end immediately preceding the Put Closing, as described in the Initial Warrant does not equal or exceed the Target EBITDA (as defined in the Purchase Agreement), and (b) 70% or more of all interest, principal and other expense obligations due to Penta under the Purchase Agreement and/or the Notes are satisfied in full by the Company, then, solely for the purposes of determining the “Holder’s Percentage” as set forth in clause (y) of the definition of “Put Price” above and as applied in calculating such Put Price, Penta may elect to have the Current Holder’s Equity Interest deemed to increase (but not decrease) by a percentage equal to the Conversion Ratio.

In the event that Penta requires the Company to repurchase the Equity Interest and (i) funds are not legally available to the Company to fully do so, the Company shall purchase pro rata and the balance of the amount due shall be added to the principal of the Initial Note or (ii) the Company is unable in accordance with applicable law to purchase all of the Initial Warrant and or Equity Interest, the Company will if so requested by Penta, (i) purchase in accordance with the Put Notice the maximum number of such put Warrants and/or Equity Interest underlying same which the Company may purchase and (ii) in one or more installments, at the earliest time that the Company may lawfully do so, purchase all remaining put Warrants and/or Equity Interest underlying same and pay interest at the rate of 15% (or the maximum rate of interest permitted by law) per annum on the amount of the aggregate Put Price attributable to such remaining Warrants and/or Equity Interest underlying same from the Put Closing (as defined in the Initial Warrant) to the date on which such amount is paid in full; provided, however, that, to the extent the Company is unable to pay such amount or a portion thereof, such amount or a portion thereof, as applicable, will be added to the principal of the Initial Note. In the event that, based on the values of the Company's assets and liabilities reflected in the books and records of the Company, it would be unlawful, under applicable state laws, for it to purchase Warrants and/or the Equity Interest underlying same, or pay the Put Price therefor, the Company agreed, if and to the extent permitted by borrowing agreements of the Company then in place and applicable law, to revalue its assets and liabilities based upon their current fair market value, and to take such other action as may be necessary, to cause such purchase to no longer be unlawful.

At any time during the period beginning after the occurrence of a Call Event and ending on November 13, 2019, the Company may require Penta to sell all or any portion of its Equity Interest (issued or represented by the Initial Warrant) at a price equal to the Call Price. A Call Notice may not be given if Penta has previously provided the Company with a Put Notice. “Call Event” shall mean any of the following: (a) the date that 70% or more of all interest, principal and other expense obligations due to Penta under the Purchase Agreement and/or the Note are satisfied in full by the Company; (b) the occurrence of a Change in Control; (c) the Maturity Date. “Call Price” shall mean an amount equal to the greater of: (i) the product of: (x) eleven (11) times the Company’s and its Subsidiaries’ audited Adjusted EBITDA (on a consolidated basis) with respect to the twelve (12) months immediately preceding the date of the Call Notice, times (y) Penta’s percentage ownership in the Company on a Fully-Diluted Basis as of the date of the Call Notice assuming the full exercise of the remaining Warrant; or (ii) the Fair Market Value of the Equity Interests underlying the Initial Warrant; or (iii) $3,750.

Pursuant to a Subordination Agreement, dated as of November 13, 2014, by and between Penta and Fifth Third Bank (“FTB”), amounts owed by the Twinlab Companies to Penta are subordinate to amounts owed FTB pursuant to the Credit Agreement (as defined below).

On November 13, 2014, Twinlab, THI and FTB entered into a Fifteenth Amendment to Credit Agreement (the “Amendment”). The Amendment amends the Credit Agreement, dated as of January 7, 2008, by and among Twinlab, THI and FTB, as previously amended (the “Credit Agreement”). Pursuant to the Amendment, FTB (i) consented to the Twinlab Companies’ transactions described above with Penta (the “Penta Transaction”); (ii) consented to potential sale/leaseback transactions between Twinlab and an equipment vendor; (iii) decreased the maximum revolving loan commitment under the Credit Agreement from $15,000 to $9,500; and (iv) made certain other amendments to the Credit Agreement.

The Amendment requires that Twinlab apply the proceeds of the Penta Transaction (i) first to the costs and expenses of the Penta Transaction, (ii) second, as a non-permanent paydown to the then outstanding principal balance of the revolving loan made pursuant to the Credit Agreement, and (iii) third, in repayment of any of the other FTB Obligations (as defined in the Credit Agreement) then due and payable.

FTB’s consent to the proposed sale/leaseback transaction is conditioned upon the receipt of net proceeds from such sale/leaseback transaction of not less than $2,500 on or before December 31, 2014. The Amendment requires that Twinlab apply the proceeds of the sale/leaseback transaction (i) first, to the costs and expenses arising from the sale/leaseback transaction, (ii) second, as a non-permanent paydown to the then outstanding principal balance of the revolving loan made pursuant to the Credit Agreement and (iii) third, in repayment of any of the other FTB Obligations then due and payable. Twinlab also must implement an equipment sale reserve of $1,250.

Twinlab paid FTB an aggregate of $35 in fees in connection with the Amendment. In addition, unless the FTB Obligations are paid and satisfied in full and the Credit Agreement is terminated on or before December 31, 2014, Twinlab must pay FTB a fee of $100 on December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q, in the 8-K (as defined in “Part II- Other Information- Item 1A. Risk Factors”) and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

All dollar amounts, with the exception of per share amounts, are presented in thousands.

Our Operations

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. We also offer contract manufacturing services and private label products to third parties. An integral part of our core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

We manufacture and sell nutritional products, including primarily a full line of nutritional supplements under the Twinlab® brand (including the Twinlab® Fuel family of sports nutrition products). We also manufacture and sell diet and energy products under the Metabolife® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass market retailers.

We also perform contract manufacturing services for third parties.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires a large quantity of finished product.  We do not market these products – we simply manufacture them and deliver them to the customer who then markets and sells the products to retailers or end users under the customer’s own brand name.

We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 850 stock keeping units, or SKUs, including approximately 250 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

Recent Developments and Nature of Operations

Merger

On September 4, 2014, the Company entered into an Agreement and Plan of Merger and entered into a First Amendment to Agreement and Plan of Merger on September 16, 2014 (as amended, the “Merger Agreement”), by and among the Company, TCC MERGER CO (“Sub Co”), a Delaware corporation and wholly-owned subsidiary of the Company, and Twinlab Consolidation Corporation (“TCC”), a Delaware corporation.  The Merger Agreement provided for the merger of Sub Co with and into TCC (the “Merger”), with TCC surviving the Merger as a wholly-owned subsidiary of the Company. The Merger closed on September 16, 2014.

Pursuant to the terms of the Merger, the Company issued 199,995,000 shares of restricted common stock in exchange for 100% of TCC’s issued and outstanding common and preferred stock. The total issued and outstanding common stock of the Company, after giving effect to the Merger, is 220,000,000 shares.

As a result of the closing of the Merger, the Company has become a holding company and its main focus has been redirected to the operations of TCC.

The Merger is being accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of TCC and are recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCC, Twinlab Holdings, Inc., Twinlab Corporation (“Twinlab”) and ISI Brands, Inc.

Change in Fiscal Year

Effective with the completion of the Merger, we changed our fiscal year to end on December 31.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At September 30, 2014, the Company had an accumulated deficit of $180,294 and a total stockholders’ deficit of $853. Through 2003, these losses were primarily associated with start-up activities and brand and infrastructure development. Since then, losses were primarily attributable to lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of preferred and common stock, borrowings from the Company’s stockholders, and third-party debt of which a significant amount has been personally guaranteed by certain of the Company’s stockholders.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company is highly leveraged, with a working capital deficiency of $2,863 at September 30, 2014. The Company also has significant debt due within the next 12 months.

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands, with international expansion; continuing emphasis on major customers and private label opportunities with major customers, key products and introducing new products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to restructure the debt obligations that are currently due in 2014 to extend the due date to years subsequent to 2014; however, there can be no assurance that the Company will be able to restructure its existing debt obligations or meet its debt obligations as they become due. In connection with the Merger, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions, and restructuring debt payment obligations as discussed above, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations, reduce costs, or, as discussed above, restructure remaining debt obligations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

Our critical accounting policies and estimates include the following:

Revenue Recognition

Revenue from product sales, net of estimated returns and allowances, is recognized when evidence of an arrangement is in place, related prices are fixed and determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Shipping terms are generally freight on board shipping point.

Accounts Receivable and Allowances

Substantially all of our accounts receivable are from distributors or mass market customers. We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims, related to promotional items; customer discounts; shipping shortages; and damages, and doubtful accounts based upon historical bad debt and claims experience. We sell predominately in the North American and European markets, with international sales transacted in U.S. Dollars.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the weighted average cost method.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

RESULTS OF OPERATIONS

(Dollar Amounts in Thousands)

Net Sales

Our net sales decreased $6,583, or 34%, to $12,988 for the three months ended September 30, 2014 from $19,571 for the three months ended September 30, 2013 and decreased $10,130, or 18%, to $47,135 for the nine months ended September 30, 2014 from $57,265 for the nine months ended September 30, 2013. Our net sales decreased primarily because of our inability to process orders on a timely basis due to operating cash constraints, lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities.

Gross Profit

Our gross profit decreased $2,429, or 46%, to $2,814 for the three months ended September 30, 2014 from $5,243 for the three months ended September 30, 2013 and decreased $6,220, or 36%, to $11,115 for the nine months ended September 30, 2014 from $17,335 for the nine months ended September 30, 2013. This decrease in gross profit was primarily attributable to the net sales volume decline and a change in product mix toward lower margin items.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2,580, or 49%, to $7,863 for the three months ended September 30, 2014 from $5,283 for the three months ended September 30, 2013 and increased $1,540 to $19,765, or 8%, for the nine months ended September 30, 2014 from $18,225 for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was primarily due to Merger-related and other restructuring costs.

Interest Expense, Net

Our interest expense increased $1,273, or 93%, to $2,644 for the three months ended September 30, 2014 from $1,371 for the three months ended September 30, 2013 and increased $1,174, or 28%, to $5,368 for the nine months ended September 30, 2014 from $4,194 for the nine months ended September 30, 2013. The increase in interest expense is due primarily to the non-cash interest expense of $1,481 recorded for warrants issued to a lender in the three months ended September 30, 2014, partially offset by a decrease in interest expense due to the reduction of debt in September 2014.

Other Income (Expense)

Other income (expense) items for the three months and nine months ended September 30, 2014 and 2013 were not material to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar Amounts in Thousands)

At September 30, 2014, we had an accumulated deficit of $180,294 and a total stockholders’ deficit of $853. Because of this history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $2,863 at September 30, 2014. We also have significant debt due within the next 12 months. Losses have been funded primarily through issuance of preferred and common stock, borrowings from our stockholders, and third-party debt, of which a significant amount has been personally guaranteed by our stockholders. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels.

As of September 30, 2014, we had cash of $21, which is insufficient for current operations; therefore, additional capital will be needed to execute our business plan, which includes an acquisition strategy, buying more inventory and other operational expenses. There can be no assurance that such capital will be available on acceptable terms or at all.

Leading up to and concurrently with the Merger, a significant portion of our debt, including direct stockholder loans and subordinated bank debt, was contributed to capital or exchanged for common and preferred shares in TCC, which shares were later exchanged for common shares of the Company in the Merger. As a result, our total indebtedness decreased from $98,073 as of December 31, 2013 to $22,029 as of September 30, 2014.

On November 13, 2014, the Company received $8,000 in exchange for the issuance of a note payable (see Note 11).

Cash Flows

We used cash of $8,301 in operating activities for the nine months ended September 30, 2014 as a result of our net loss of $14,046, increases in prepaid expenses and other current assets and other assets of $2,786 and checks written in excess of cash of $28, and a decrease in accrued expenses and other currently liabilities of $1,296, partially offset by non-cash expenses totaling $5,230, decreases in accounts receivable, net of $1,422 and inventories of $1,911, and an increase in accounts payable of $1,292.

By comparison, net cash provided by operating activities for the nine months ended September 30, 2013 was $1,012 as a result of our net loss of $4,063, non-cash gain of $892, and an increase in prepaid expenses and other current assets of $1,409, offset by non-cash expenses totaling $1,753, decreases in accounts receivable, net of $804 and inventories of $4,166, and increases in checks written in excess of cash of $424, accounts payable of $160 and accrued expenses and other current liabilities of $69.

Net cash used in investing activities for the nine months ended September 30, 2014 was $178, consisting of the purchase of property and equipment of $174 and a change in restricted cash of $4.

Net cash provided by investing activities was $8,113 for the nine months ended September 30, 2013, consisting of proceeds from the sale of assets of $7,305, proceeds from the sale of marketable securities of $892 and change in restricted cash of $309, partially offset by the purchase of property and equipment of $393.

Net cash provided by financing activities was $8,200 for the nine months ended September 30, 2014, consisting of net increase in revolving credit facility of $300, proceeds from the issuance of debt of $11,541 and proceeds from the issuance of stock of $40, partially offset by repayment of debt of $3,592, payment of finance costs of $81, and the purchase and retirement of treasury stock of $8.

Net cash used in financing activities was $8,921 for the nine months ended September 30, 2013, consisting of net decrease in revolving credit facility of $3,084, repayment of debt of $7,521 and payment of financing costs of $316, partially offset by proceeds from the issuance of debt of $2,000.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we pursue our acquisition strategy, including under the option rights described in the notes to our condensed consolidated financial statements.  Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents and currently committed funding will enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including the acquisitions contemplated under the option rights (see Notes 10 and 11) or any additional capital expenditure requirements should those acquisitions actually occur, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU No. 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for our fiscal year ending December 31, 2015, and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Expanded disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for our fiscal year ending December 31, 2017 and may be applied retrospectively. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (the “SEC”) rules.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1,000,000, if we issue more than $1,000,000 in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures. On September 16, 2014, we, then a public shell company, acquired TCC in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of TCC, as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our lack of documentation or testing and correction procedures of current internal control procedures as the accounting staff of TCC has been solely focused on accounting in the private domain, there has not been sufficient time to update these controls, procedures or to validate the current controls and procedures. We have engaged an experienced public accountant to assist us to assess our controls and financials and consulted a Sarbanes-Oxley consultant in order to assess our timeline for full compliance.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, we have to address certain weaknesses management has recognized in our internal controls and procedures.

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

(a)           On September 16, 2014, pursuant to the Merger, we issued a total of 199,995,000 shares of Common Stock (post 50:1 forward split) to the stockholders of TCC, in exchange for 100% of the issued and outstanding shares of common stock of TCC. We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Rule 506 of Regulation D. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including our financial statements and Exchange Act reports. We believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

(c)            On September 16, 2014, simultaneously with the effectiveness of the Merger, pursuant to an agreement entered into prior thereto, the Company acquired 199,995,000 shares of common stock pursuant to a Termination and Buy-Back Agreement, dated as of September 12, 2014, with the Company’s former officer and director, Ms. Luz Vazquez (for an aggregate purchase price of $8 which included satisfaction of certain indebtedness owed to Ms. Vazquez by the Company). Following such purchase, Ms. Vazquez held 5,000 shares of common stock.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CA	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIODATED HOLDINGS, INC.

Date: November 14, 2014	By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

	By:	/s/ Mark R. Jaggi
Mark R. Jaggi Executive Vice President, Chief Financial Officer and Treasurer

