Form 10-K
period 2014-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2015-03-31
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-55181

TWINLAB CONSOLIDATED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 Broadway, Suite 201, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(212) 651-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0.00 since the registrant’s stock had not yet commenced trading on such date.

The number of shares of common stock, $0.001 par value, outstanding on March 31, 2015 was 220,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled “Risk Factors” including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key management personnel;

•	our ability to protect our intellectual property rights that are valuable to our business, including patent, trademark and other intellectual property rights;

•	dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

•	consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

•	potential slow or negative growth in the vitamin, mineral and supplement market;

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

•	volatile conditions in the capital, credit and commodities markets and in the overall economy;

•	dependency on retail stores for sales;

•	the loss of significant customers;

•	compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determination by regulators anywhere in the world (including the banning of products) and, in particular, Food and Drug Administration Good Manufacturing Practices (“cGMP”), Dietary Supplement Health and Education Act of 1994 (“DSHEA”), Food Safety Modernization Act (“FSMA”) and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) in the United States, the Natural Health Products Regulations in Canada, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the “Herbal Products Directive”) in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

•	material product liability claims and product recalls;

•	our inability to obtain or renew insurance, or to manage insurance costs;

•	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

•	difficulty entering new international markets;

•	legal proceedings initiated by regulators in the U.S. or abroad;

•	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

•	difficulty entering new international markets;

•	loss of executive officers or other key personnel;

•	loss of certain third-party suppliers;

•	the availability and pricing of raw materials;

•	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

•	increased competition and failure to compete effectively;

•	our inability to respond to changing consumer preferences;

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

•	work stoppages at our facilities;

•	increased raw material, utility and fuel costs;

•	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian dollar and the Chinese Yuan;

•	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

•	failure to maintain and/or upgrade our information technology systems;

•	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

•	failure to maintain effective controls over financial reporting;

•	other factors disclosed in this Report; and

•	other factors beyond our control.

We operate in a very competitive and rapidly-changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Item 1.	Business.

General Development of Business

Mirror Me, Inc. (“Mirror Me”) was formed as a Nevada corporation on October 24, 2013. Through September 15, 2014, Mirror Me was engaged in the business of designing and developing a mobile beauty shopping tool application to offer beauty product reviews, location based coupons and a platform for interaction with social networks specific to the products. On August 7, 2014, we changed our name from Mirror Me to Twinlab Consolidated Holdings, Inc. (the “Company”).

On September 4, 2014, the Company entered into an Agreement and Plan of Merger and entered into a First Amendment to Agreement and Plan of Merger on September 16, 2014 (as amended, the “Merger Agreement”), by and among the Company, TCC MERGER CO (“Sub Co”), a Delaware corporation and wholly-owned subsidiary of the Company, and Twinlab Consolidation Corporation (“TCC”), a Delaware corporation, whereby TCC became a wholly-owned subsidiary of the Company. The Merger Agreement provided for the merger of Sub Co with and into TCC (the “Merger”), with TCC surviving the Merger as a wholly-owned subsidiary of the Company.

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

As a result of the closing of the Merger, the Company became a holding company and its main focus has been redirected to the operations of TCC. The Company now owns, through the acquired companies, all of the assets, liabilities and operations of TCC and its subsidiaries, which manufacture and market high-quality, science-based nutritional supplements. The Company, subject to its ability to access the requisite capital, intends to pursue a business strategy that contemplates additional acquisitions and integration of acquired companies, as more fully described below under “Business Strategy.” As part of such strategy, the Company recently acquired the customer relationships of a provider of dietary supplement contract manufacturing services so as to expand the Company’s contract manufacturing business. See “Development of the TCC Business.”

TCC, and immediately after the consummation of the Merger, the Company, maintains its principal executive offices at 632 Broadway, Suite 201, New York, New York 10012. TCC’s wholly-owned subsidiaries are NutraScience Labs, Inc., NutraScience Labs IP Corporation, and Twinlab Holdings, Inc. (formerly known as Idea Sphere Inc.) (“THI”). THI’s wholly-owned subsidiaries are Twinlab Corporation (sometimes referred to herein as “Twinlab”), which manufactures and markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. (“ISI”), which holds title to the intellectual property used in the manufacturing and marketing activities of Twinlab Corporation.

For convenience in this report, the terms “Company,” “we” and “us” may be used to refer to Twinlab Consolidated Holdings, Inc. and/or its subsidiaries, except where indicated otherwise, and the term “TCC” may be used to refer to Twinlab Consolidation Corporation and/or its subsidiaries.

TCC’s branded products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab® Fuel family of sports nutrition products); diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name; and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores, national and regional drug store chains, supermarkets, and mass market retailers.

Development of the TCC Business

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the “H&W Industry”). Since TCC’s formation we have established a business plan to execute on this strategy. We are of the view that we are well positioned to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

On August 7, 2014, TCC acquired Idea Sphere Inc., a Michigan corporation (“Idea Sphere”) and its subsidiaries. This transaction was conducted as a reverse triangular merger (the “IS Merger”) in which TCC established a wholly-owned subsidiary (“TCC Subco”) that merged with Idea Sphere. On August 27, 2014, the name of Idea Sphere was changed to THI. As a consequence of the closing of the IS Merger followed by the closing of the Merger, the Company’s main focus was redirected to the operations of its operating subsidiary, Twinlab Corporation, which manufactures and markets high-quality, science-based nutritional supplements under a number of brand names.

On February 6, 2015, NutraScience Labs, Inc. (“NutraScience”), a subsidiary of TCC, acquired the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services. The purchase price paid for the acquired assets was (i) $8,000,000 in cash (subject to certain downward adjustments), (ii) assumption of certain liabilities; and (iii) promissory notes in an aggregate principal amount of $3,978,000 payable as to certain of such amounts (x) on April 6, 2015, subject to a late payment fee of $250,000 if payment is not timely made, and (y) in twelve monthly installments commencing on February 27, 2015. Pursuant to a Transition Services Agreement entered into at the closing of the acquisition, Nutricap will provide NutraScience with certain transitional services through August 6, 2015, subject to extension, to assist NutraScience to transfer the purchased customer relationships. NutraScience will pay Nutricap the following fees for the transition services: (i) a monthly fee of $300,000; (ii) $258,750 in twelve equal monthly installments for use of Nutricap’s premises; and (iii) (x) 105% of the monthly salary, benefits expenses and other compensation-related expenses and (y) applicable retention bonuses for certain individuals employed by Nutricap who perform transition services for NutraScience.

THI was incorporated on April 10, 2001 and shortly thereafter incorporated ISI as a wholly-owned subsidiary on December 4, 2001. On December 19, 2003, THI successfully completed the acquisition of substantially all of the non-ephedra assets of Twin Laboratories, Inc. out of a Chapter 11 bankruptcy pursuant to Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”). The assets acquired by THI at the time constitute the core of the operations that comprise the Company’s current business.

On November 4, 2005, THI completed the acquisition out of a Chapter 11 bankruptcy of substantially all of the non-ephedra assets of Metabolife International, Inc. and its subsidiary Alpine Health Products, LLC, again pursuant to Section 363 of the Bankruptcy Code. Through this acquisition, THI expanded its presence in the diet and energy category.

On September 18, 2006, THI acquired the assets of Cole Water Company, LLC (“Cole Water”), which owned an aquifer with a recharging spring of naturally calcium enriched water. This transaction included the acquisition of real property at 51 Strawtown Pike, Peru, Indiana that holds the natural aquifer as well as a bottling facility. Cole Water has marketed calcium enriched water under a number of brand names. On December 31, 2013, THI discontinued operations of its water products line.

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

The Company’s authorized preferred stock increased from 10,000,000 shares to 500,000,000 shares. No shares of the preferred stock have been issued. The Company was required to give notice of the Forward Split to the Financial Industry Regulatory Authority (“FINRA”) at least ten days before the split became effective. The Company submitted an Issuer Company-Related Action Notification Form to FINRA regarding the Forward Stock Split on August 29, 2014 and the ten day notice period has elapsed. An amendment to the Company’s Articles of Incorporation to effect the changes described above was filed with the Nevada Secretary of State on August 28, 2014.

Recent Change in Management

On September 12, 2014, Luz Vazquez submitted her letter of resignation from her position as President, Secretary, and Treasurer effective on the consummation of the Merger, and as the Sole Director of the Company, effective with the appointment of her successor(s) to the Board following consummation of the Merger.

Immediately after the consummation of the Merger, the Board of Directors of the Company (the “Board” or “Board of Directors”) appointed Thomas A. Tolworthy as the Sole Director of the Company, such appointment to be effective September 16, 2014. The resignation of Ms. Vazquez was accepted by the Company on September 16, 2014 immediately after the appointment of Mr. Tolworthy.

Effective as of the effective date of the Merger, and in connection with the resignations of Luz Vazquez as an officer of the Company, the Board appointed the following persons to serve as officers of the Company: (a) Thomas A. Tolworthy as the Chief Executive Officer and President; (b) Mark R. Jaggi as Executive Vice President, Chief Financial Officer and Treasurer; (c) Richard H. Neuwirth as Executive Vice President, Chief Legal Officer and Secretary; (d) Kathleen C. Pastor as Executive Vice President, Retail Sales; and (e) Gregory T. Grochoski as Executive Vice President and Chief Science Officer.

On December 1, 2014, the Board of Directors of TCC appointed Glenn C. Wolfson as the Chief Administrative Officer of TCC. On March 26, 2015, the Board of Directors of TCC appointed Mark Walsh as the Chief Operating Officer of TCC.

On February 23, 2015, the Board, acting in accordance with the Bylaws of the Company, (i) expanded the number of directors constituting the entire Board of Directors from one to four and (ii) elected each of David L. Van Andel, William W. Nicholson and Seth D. Ellis to fill the newly-created positions on the Board.

Change of Control

Mr. Tolworthy acquired 59.49% or 130,870,132 shares of common stock as a result of being a stockholder of TCC of which the Company acquired 100% of the ownership pursuant to the Merger. Mr. Tolworthy has entered into an agreement with TCC, the benefit of which accrues to the Company, pursuant to which Mr. Tolworthy will contribute, for no consideration, up to 65,306,102 shares of the common stock he holds to facilitate acquisitions and the raising of capital by the Company, provide a pool of shares to be used for incentive awards by the Company and for use by the Company for other proper purposes, without such events diluting the interests of other shareholders. If the Company elects to have Mr. Tolworthy contribute all shares it has the right to call, Mr. Tolworthy’s ownership would be reduced to 65,564,030 shares of the Company’s common stock, or 29.80%. Mr. Tolworthy also has a contingent agreement to acquire up to 3,493,450 shares of the Company’s outstanding common stock if the transaction subject to Option No. 1, which is described under “Business Strategy” below, does not close. Such shares are not included in the shares described above as owned by Mr. Tolworthy.

In addition, on September 16, 2014, simultaneously with the effectiveness of the Merger, pursuant to an agreement entered into prior thereto, the Company acquired 199,995,000 shares of common stock pursuant to a Termination and Buy-Back Agreement, dated as of September 12, 2014, with Ms. Luz Vazquez (for an aggregate purchase price of $8,000, which included satisfaction of certain indebtedness owed to Ms. Vazquez by the Company). Following such purchase, Ms. Vazquez held 5,000 shares of the Company’s common stock.

Change in Fiscal Year

On September 12, 2014, the Board resolved, effective September 16, 2014, to change our fiscal year to end on December 31 of each year.

Financings

On November 13, 2014, the Company raised proceeds of $8,000,000, less certain fees and expenses, from the issuance of a note to an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360,000 per quarter and increasing to $520,000 per quarter. Interest is payable monthly commencing on November 30, 2014. The Company (i) granted the investor a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. The investor also agreed to purchase from the Company an additional note in the amount of $2,000,000 no later than November 13, 2015. The Company issued the investor a warrant to purchase shares of the Company’s common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three year $15,000,000 revolving credit facility based on the Company’s accounts receivable and inventory, increasable to up to $20,000,000, with MidCap Funding X Trust (“MidCap”). The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company issued MidCap a warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $0.76 per share.

On January 22, 2015, the Company raised proceeds of $5,000,000, less certain fees and expenses, from the issuance of a note to an institutional investor. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250,000 per quarter and increasing to $350,000 per quarter. Interest is payable monthly and payments commencing on February 2, 2015. The Company (i) granted the investor a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued the investor warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate purchase price of $0.01. The number of shares of the Company’s common stock issuable pursuant to the warrants will be increased if the Company’s audited adjusted EBITDA for the fiscal year ending December 31, 2018 is less than $19,250,000.

On February 6, 2015, the Company raised proceeds of $2,000,000, less certain fees and expenses, from the institutional investor who purchased the $8,000,000 note discussed above. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $90,000 per quarter and increasing to $130,000 per quarter. Interest is payable monthly commencing on February 28, 2015. The warrant issued to this investor on November 13, 2014 was cancelled and replaced by a warrant to purchase 4,960,740 shares of the Company’s common stock at an aggregate purchase price of $0.01. The terms of this warrant are the same as the warrant issued on November 13, 2014. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Business Overview

General

We are an integrated manufacturer, marketer, and distributor of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores and food, drug and mass market retailers. Internationally, we market and distribute branded nutritional supplements to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements and other natural products. We believe that the consolidation and integration of these acquired businesses will provide ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

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

We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 850 individual stock keeping units (“SKUs”), including approximately 250 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In addition, we act as contract manufacturers for private label customers. Approximately 15% of our 2014 sales consisted of sales of products manufactured for these customers.

We were established to affect a consolidation strategy in the fragmented health and wellness industry. Utilizing the assets and expertise of Twinlab Corporation, we intend to implement a strategic plan to provide elevated productivity, optimized manufacturing capability and distribution networks, increased market share and enhanced profit margins through selected acquisitions to emerge as a market leader. We have assembled a seasoned management team with extensive acquisition and integration expertise for the purpose of executing our strategic plan.

Business Strategy

We target consumers searching for high quality nutritional supplements and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

The primary channel that offers this type of support to consumers in the United States has been health and natural food stores (“HNF”). Our primary focus and strength has been and remains on this channel. This strategy has enabled us to benefit from the growth of the HNF channel. The HNF channel consists of approximately 16,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as The Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The HNF channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the HNF channel, where natural ingredients, quality, potency, selection and customer support are emphasized. The growth rate of the HNF channel peaked in the 1990’s but this channel still generates impressive growth and continued high level of consolidation and opportunity.

We believe we are among the largest suppliers of nutritional supplements to the HNF channel. We develop, manufacture, market and distribute a majority of our own products. We manufactured approximately 85% of our products in fiscal 2014 and believe that the quality of our products is among the highest in the industry. We market our branded products through our own sales force dedicated to the HNF channel. We seek to be a market leader in the development of new and innovative products and believe that we benefit from greater customer and product diversification than most of our larger competitors.

We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

An integral part of our business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships. Prior to the Merger, TCC identified two possible acquisition candidates and purchased options from each under which TCC had the right, but not the obligation to acquire the targeted businesses, one for $37 million (“Option No. 1”), the other for $10.5 million (“Option No. 2”). As discussed above under “Development of the TCC Business” above, the Company exercised and closed Option No. 2. Option No. 1 may be exercised at any time on or before July 13, 2015.

We do not have the resources at present to acquire the business that is subject to Option No. 1. While it is the intention of the Company to attempt to raise the necessary funding through either the debt or the equity markets, there is no assurance that the Company will be successful in its efforts to obtain the funding necessary for Option No. 1 before the option period expires. If the Company cannot successfully raise the necessary funds, the Company would be unable to exercise Option No. 1. If that were to occur, the Company would have no further obligations to the grantor of Option No. 1. The Company believes that the inability of the Company to acquire the business that is subject to Option No. 1 will not have a material adverse effect on the Company, although there can be no assurance that this will be the case. See “Business Strategy and Operational Risks” under “Risk Factors” below.

In addition to our branded products business, we acquired the customer relationships of Nutricap to expand our contract manufacturing business.

Industry

According to Nutrition Business Journal, the total retail natural products market (the “Natural Products Market”) is highly fragmented and totaled approximately $137.4 billion in retail sales in calendar 2012. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2012 sales indicated): (i) personal care, $13.1 billion, (ii) natural and organic foods, $47.9 billion, (iii) functional foods, $43.9 billion and (iv) vitamins, minerals and supplements, $32.5 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"). Our business plan could include expansion into the other three channels of the Natural Products Market: natural and organic personal care, natural and organic foods, and functional foods.

The total retail VMS Market is highly fragmented with estimated sales of $32.5 billion in calendar 2012, $30.0 billion in calendar 2011 and $28.1 billion in calendar 2010. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age.

Products

We primarily manufacture and market nutritional supplements. As of February 2015, we sold approximately 850 SKUs, including approximately 250 SKUs sold internationally. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brands (including the Twinlab® Fuel family of sports nutrition products). We also manufacture and sell diet and energy products under the Metabolife® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs.

We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating or expanding our sales force in certain areas, as appropriate, to maximize each brand's geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems and (iv) periodic updating to brand packaging.

Sales, Marketing and Promotion

Sales

TCC and its subsidiaries are a fully integrated manufacturer, marketer and distributor of nutritional products and generated approximately $61 million in net revenue in 2014. Twinlab presently sells its products through over 45,000 retail stores in the U.S. and distributes its products in over 55 countries worldwide. Retail sales and market share are projected to further expand under TCC management's consolidation strategy. TCC plans to acquire companies with product distinction and innovation while simultaneously absorbing and integrating distribution networks with direct-selling capacities resulting in higher overall sales. TCC creates economies of scale by optimizing manufacturing and operating costs combined with initiating cross-selling of current/new products across the newly integrated distribution networks. Overall, we believe there is considerable opportunity for TCC to command an increased market share of sales over a short period of time following consolidation.

Marketing and Promotion

Twinlab markets a number of brands to consumers shopping in numerous retail channels as well as online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channels

Channel	Specifics
Health and Natural Foods (“HNF”)	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC) and retailers ranging from Whole Foods to small health food stores

Performance	Retailers and e-tailers that focus on sports nutrition (i.e., Max Muscle Sports Nutrition and Bodybuilding.com) retailers such as bike shops, and running shops and other sport-centric locations where supplements are sold

Food, Drug and Mass Market (“FDM”)	Retailers ranging from Walgreens Drugstores to Walmart ‘big box’ stores

Direct to Consumer (“DTC”)	Websites, catalogs, print ads, telemarketing, infomercials, banner ads

International	Distributors found in the 55 countries in which Twinlab currently does business

Convenience	Retailers ranging from national chains such as 7-Eleven to small local gas station convenience stores

Current Lines and Recent Launches

Twinlab markets its products under five primary brand names: Twinlab (vitamins and minerals), Twinlab Fuel, MetaboLife, Trigosamine and Alvita Teas. The Company has recently launched Twinlab ProSeries, a premium brand of sports nutrition products for the serious athlete, Twinlab CleanSeries, a line of products certified to be free of banned substances, and Twinlab Bariatric, a line of products that support bariatric patients. Each individual brand of products has a core channel (or channels) for which it was designed and in which it accurately meets the channel-specific needs.

In some cases a product line crosses several channels. Twinlab Vitamins, Twinlab CleanSeries and Alvita Teas focus on the specialty and HNF channels. Twinlab sports nutrition brands (Fuel, ProSeries, and PerformanceSeries) cross from specialty to FDM and the performance channel, while Trigosamine and MetaboLife are primarily sold in FDM. For this reason, marketing tactics vary by brand and channel.

Marketing Efforts by Brand

Twinlab Brand Vitamins

Twinlab is a legacy line of vitamins that has been in the market for over 45 years and carries a great deal of brand awareness from the health and natural food and specialty consumer. Twinlab vitamins are sold through the specialty and health and natural channel, where retail staff is relied upon to educate consumers about new science and new products. This is sometimes referred to as ‘hand selling’, and for this reason, marketing and promotional efforts consist of many trade activities to educate distributors and retail staff. As a major industry player, Twinlab participates in two leading trade events, Expo West and Expo East, held annually to announce product introductions to retailers nationwide. Since Twinlab is a distributed brand (shipping to certain major retailers, but also to nationwide distributors who resell to smaller retailers), the Company also delivers training to distributor sales teams and participates in distributor and retailer shows designed to reach retailers and store managers.

Marketing activities for the Twinlab brand have had two main focuses:

1.	Trial and awareness of key existing products; and
2.	Awareness, trial and education for new products.

Marketing and promotional efforts for the Twinlab Brand focus on both trade and consumer tactics:

Retailer Promotions – Promotional programs in stores can drive consumer awareness when they are making purchase decisions. Manufacturer charge backs are created for retailers to support features and promotions of products throughout the year. They are called ‘charge-backs’ because retailers deduct the cost of these programs from their product purchases. These programs are designed to incentivize the retailer to display products in secondary placement (multiple store locations) and often require a discount to create excitement and deliver incremental savings in order to drive consumer purchases.

Sampling – Many Twinlab products are immediately experiential either because of their taste or effect. We use samples and retail demo programs to allow for trial and education of our products. These are generally conducted in-store using Twinlab or third party personnel.

Consumer and Trade Print Ads – Print advertising is coordinated with product introductions and spans trade magazines, distributor marketing communications and consumer magazines targeting the health and natural food channel.

Public Relations/Bloggers – Extensive outreach to media and blogger influencers has resulted in numerous features and reviews in online and print media channels. This channel is especially important in our sports nutrition businesses where online influencers can both positively or negatively affect the success of a product.

Coupons – Coupons are incorporated into different communication vehicles when appropriate to drive trial use and create additional excitement around a product.

Trade Shows – Products need to be on the shelf in order for the public to buy. Retailer relations and new product launches are focused on trade shows to create excitement around the brand and drive placement. Display and promotion of products at several industry trade shows annually is a key component of support for the Twinlab brand.

Twinlab Bariatric Support

Twinlab Bariatric Support™ is a line of products specifically designed for persons who have undergone bariatric surgery – resulting in a decreased capacity to digest foods. The focus of Bariatric Support’s marketing campaign has mainly been on avenues that build awareness with the key influencers – namely, the doctors, surgeons, nurses, psychologists, and nutritionists who interact directly with pre- and post-op bariatric surgery patients. While their individual supplementation needs may change over time, bariatric surgery patients will typically continue to follow a supplement regimen for a lifetime.

Alvita Teas

Started in 1922, Alvita Teas is an herbal therapeutic tea line with a rich history and loyal customers. In 2012, the brand commenced a rebranding exercise to update the look of the packaging while converting the products to organic ingredients. Current marketing efforts have been focused on communication tools and tactics to support the retail transition and educate on the key points of difference in the rebranding.

Public relations and social media have also been strategically planned and executed to best maximize our marketing goals. Public relations objectives have attracted editors and bloggers nationwide creating viral buzz and interest. The organic Alvita website continues to expand and serves to educate both consumers and retailers. Facebook is being engaged to aggressively create brand awareness, build a loyal consumer base and attract new customers.

Twinlab Fuel

Twinlab was one of the key early companies that created the sports nutrition industry in the 1970’s and 1980’s, and the Twinlab Fuel brand name remains synonymous with products to improve personal physical performance. In 2012, management re-engineered the Company’s sports nutrition business in a way that would re-authenticate the original Fuel brands to the contemporary performance market.

Twinlab ProSeries. ProSeries is a new line of premium high-performance products under Twinlab’s Fuel brand targeting the hardcore bodybuilder or extreme fitness enthusiast. These products are advanced, cutting edge supplements designed to provide significant results, and the new brand and premium hardcore focus have created a fresh emphasis for the Company that is getting results. The Company positioned the products as a fresh departure with a credit to Twinlab’s authentic sports nutrition roots in the industry for over 45 years. The innovative products in this line are finding enthusiastic acceptance in the performance channel but also breaking into the mass market in certain cases. ProSeries employs a critical cross-section of marketing activities ranging from attending performance shows to print and electronic media – including training videos on key performance sites. Believing sampling is the surest way to drive sales, the ProSeries division has its own ‘Fuel Militia’ of fitness professionals and body builders that attend events, provide performance demonstrations and distribute samples to the public.

Twinlab CleanSeries. CleanSeries, launched in 2012, is a new line of non-genetically modified organism tested products certified to be free of any banned substances. This sports nutrition brand is purpose-built for the health and natural food channel where face-to-face education and hand-selling rule the day. The marketing is focused on in-store demos, couponing, events, retailer education sessions, social media and limited print advertising.

Twinlab PerformanceSeries. PerformanceSeries is the Company’s new positioning for the existing Fuel line products that languished after the turn of the century. Still driving sales based on their high quality and strong reputation, this line needed a new direction and new start. The line has been reengineered to be a high performance, high value foundational product line. Excitement has been created around the brand by updating formulas where appropriate and redesigning the look and targeted appeal of the line. Marketing activities center on the younger and mature athletes who seek core sports nutrion products and strong value for their money.

MetaboLife

The MetaboLife brand of diet and energy products is one of the nation’s most recognized brands and was acquired by Twinlab on November 4, 2005. MetaboLife has been positioned to serve the FDM channel. MetaboLife benefits from very high un-aided consumer awareness and targeted, advertorial marketing.

Trigosamine

The Trigosamine brand, acquired on November 20, 2013, focuses on support for joints – one of the larger product segments after the diet segment. The brand is strong in mass market, and the Company is starting to sell the brand in the DTC channel. Trigosamine employs a unique marketing process. The Company uses print advertising in national magazines to sell products directly to consumers. Half page advertorials discuss joint issues and various ways to address them in addition to mentioning the product. Readers are encouraged to order the product via phone, Internet or mail, but the advertorial also mentions that the product is available at major mass market retailers. Because Trigosamine is carried by major mass market retailers, the brand utilizes retailer promotions.

Research and Development; Quality Control

We have a commitment to research and development (“R&D”) and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our R&D efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iii) develop new, more effective product delivery forms and (iv) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures.

We conduct R&D in our own facilities and we also work with outside firms to perform testing and other aspects of R&D. We currently employ various professionals in R&D and quality control with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, these professionals have also received training in natural health food products. In addition, we retain the services of outside laboratories from time to time to validate our product standards and manufacturing protocols.

We spent approximately $1,559,000 and $1,395,000 for R&D for the fiscal years ended December 31, 2014 and 2013, respectively.

Our quality control and safety programs seek to ensure the safe and superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices (“cGMPs”). The Company has always had an acute focus on safety, quality, efficacy and compliance with law. Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity.

Marketing and Sales

We believe our marketing and sales efforts help to promote demand for our products by educating retailers, who in turn educate their customers, as to the quality and attributes of our natural nutritional supplements and other products. Our branded products are currently sold in the United States primarily in the HNF channel. We believe that our products are attractive to retailers in the HNF channel due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and efficacy of our products and the availability of service, sales support and educational materials. We have developed numerous Internet sites (including http://www.twinlab.com, www.metabolife.com, www.alvita.com, www.twinlabfuel.com, www.bariatricvitamins.com, www.cleanseries.twinlab.com, www.twinlabbeachbody.com) that provide information about our branded lines and the various products within each brand. We have included our Internet site here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Annual Report on Form 10-K.

We employ a sales force dedicated to each of the individual channels in which we sell our products. The dynamics and buying patterns of the various channels require specific approaches and skills necessitating specific sales approaches. Our sales representatives regularly visit each assigned customer in their respective areas to assist in the solicitation of orders for products, provide related product sales assistance and pitch new products to buyers. In addition to our field reps, we maintain a highly skilled internal phone-based sales force that keeps in touch with customers and through which they purchase our products. This technique covers a broad swath of the industry.

Significant Customers

Sales to our top three major customers aggregated to approximately 26% and 29% of total sales in 2014 and 2013, respectively. Sales to one of those customers were approximately 12% and 12% of total sales in 2014 and 2013, respectively. Accounts receivable from these customers were approximately 24% and 20% of total accounts receivable as of December 31, 2014 and 2013, respectively.

Manufacturing

We manufacture domestically in Utah and in some cases our products are manufactured by highly qualified third-party providers located primarily in the US and Canada. The Company has industry-standard manufacturing and production facilities in its 170,000 square foot facility in American Fork, Utah.

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. We place special emphasis on quality control, including raw material verification, homogeneity testing, weight deviation measurements and quality sampling. See "Research and Development; Quality Control."

We manufactured approximately 85% of our products in fiscal 2014, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality, availability and product margins. Our manufacturing operations are performed primarily in our facilities located in Utah, although we also have numerous contract manufacturers geographically spread across the country. These contract manufacturers include softgel manufacturers, liquid manufacturers and other specialty manufacturers as and when needed. These contract manufacturers do business with us under both short and long term contracts depending on our needs. The Company does not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.).

Management Information and Communication Systems

We use customized computer software systems, as well as commercially-packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. The Company currently uses an SAP system to maintain its accounts and various bolt on systems to manage the aforementioned work processes. We are in the process of updating our ERP and MRP systems.

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced for domestic and international approved suppliers principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and generally no one supplier accounts for more than 15% of our total raw material purchases. We believe our relationships with our principal suppliers are good. We have adopted dual sourcing for raw materials where available to mitigate the impact of raw materials shortages that happen from time to time.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies. The primary federal level regulators are the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). In addition, the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency also regulate the industry. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety, adherence to the cGMPs in manufacturing, packaging, or holding the products, and claims made with respect to a product. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), as amended by the Dietary Supplement Health and Education Act (“DSHEA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements. The FDA also regulates over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulating system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.

Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and over-the-counter drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

Some of our products are regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”). The NLEA amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for conventional foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

DSHEA was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements." In general, a dietary supplement is a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: (A) a vitamin; (B) a mineral; (C) an herb or other botanical; (D) an amino acid; (E) a dietary substance for use by man to supplement the diet by increasing the total dietary intake; or (F) a concentrate, metabolite, constituent, extract, or combination of any ingredient described in (A) through (E). A dietary supplement must be intended for ingestion and labeled as a dietary supplement; and must not be represented as a conventional food or as a sole item of a meal or diet and cannot include an article approved as a, or approved for investigation as a, new drug, antibiotic, or biological (see 21 U.S.C. 321(ff)). Whatever their form may be, DSHEA places dietary supplements in a special category under the general umbrella of "foods," not drugs. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994, unless subject to certain exemptions, may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of structure function claims on product labels and in labeling, so long as those statements do not constitute disease claims and are truthful and sufficiently substantiated. The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements. Further guidance and regulations are expected. Several bills to amend DSHEA in ways that might make this law less favorable to consumers and industry have been proposed in Congress.

The FDA issued a Final Rule on GMPs (Good manufacturing Practices) for dietary supplements on June 22, 2007. The GMPs cover manufacturers, packagers, labelers, distributors, and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, these GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping. We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we are in compliance, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

On December 22, 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the Consumer Safety Product Commission (“CPSC”). Among other things, CPSA/CPSIA impact on dietary supplements is principally in requirements for use of child resistant closures (“CRCs”), performance validation of CRCs, and requirements for packaging and labeling of iron-containing products. The CPSIA also requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

The FDA Food Safety Modernization Act ("FSMA"), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA's authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include, but are not limited to, the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

One of FSMA's more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventative controls requirements, dietary ingredient facilities might not qualify for the exemption. FDA's proposed preventative controls regulations, issued in February 2013, would require that facilities develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. When implemented, the preventative controls requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients. An additional significant change related to FSMA is the requirement that importers implement a foreign supplier verification program ("FSVP"). FDA's proposed FSVP regulations, issued in July 2013, would require importers to implement supplier verification activities to ensure that the foods they import meet domestic standards. When implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.

As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The draft guidance, if implemented as proposed, could have a material impact on our operations. Although our industry has strongly objected to several aspects of the draft guidance, it is unclear whether and what changes FDA will make to the final guidance. In addition, it is possible that the FDA will begin taking enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The new FSMA requirements, as well as the FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance and the potential imposition of fees for re-inspection of noncompliant facilities. Each of these events would increase our liability and could have a material adverse effect on our financial condition, results of operations or cash flows.

The FTC and the FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including immunity and children’s products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the FTC Act of several million dollars. We expect that the FTC and the FDA will continue to focus on health-related claims for dietary supplements and foods, and our products could be the subject of an FTC/FDA inquiry.

The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we may cooperate by providing information to distributors and there can be no assurance we will not be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control.

Competition

Health and Natural Foods

The natural products market and the VMS Market are highly competitive. Our principal competitors in the VMS market that sell to the health and natural foods channel include a number of large, nationally-known brands (such as Bluebonnet, Country Life, Enzymatic Therapy, Garden of Life, Jarrow Formulas, Natural Factors, Nature's Plus, Nature's Way, Nordic Naturals, Now Foods, New Chapter and Solgar) and many smaller brands, manufacturers and distributors of nutritional supplements. Within the broader Natural Products Market, there are a number of large, nationally-known competitors, such as Hain Celestial. Because both the health and natural foods market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

Private label products of our customers also provide competition to our products. Whole Foods Market, The Vitamin Shoppe, Sprouts Farmers Market, Natural Grocers and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products.

We believe that stores in the HNF channel are increasingly likely to align themselves with those companies that offer a wide variety of high-quality products, have a loyal consumer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. We believe that we compete favorably with other nutritional supplement companies because of our comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force, distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of our products are important points of differentiation between us and many of our competitors.

Mass Market

Our sales are focused primarily in limited SKUs in the Trigosamine and Metabolife lines in the mass market retail channel of distribution, and our Twinlab Fuel PerformanceSeries brand of Sports nutrition is making inroads in this channel. Metabolife and Trigosamine were focused on the mass market channel when acquired and do not have a notable presence elsewhere at retail. It is possible that as increasing numbers of companies (or brands) sell nutritional supplement products and other natural products in the mass market channels (such as Pharmavite (Nature Made), The Carlyle Group (Nature's Bounty), Reckitt Benckiser Group (Schiff), Hain Celestial and Church & Dwight) our mass market brands will be negatively impacted. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Pfizer (Centrum) and Bayer (One-A-Day).

Performance

The performance channel is primarily made up of independent retailers that focus their product mix on performance products, as well as gyms, health clubs and other health and fitness locations that house small stores to cater to the needs of their clients. There is also a small vibrant market serviced by bicycle shops and other specialty sports equipment retailers, and even larger sporting goods stores, like Dick’s Sporting Goods and Sports Authority, are testing sports nutrition sets in their stores. The retail performance channel is supplied by two specialty distributors that focus exclusively on this channel (Europa Sports Nutrition, Lone Star Distribution). In recent years the performance channel has become dominated by several online retailers (www.bodybuilding.com, www.supplementwarehouse.com, www.dpsnutrition.com, www.netrition.com, www.allstarhealth.com, www.muscleandstrength.com ) that have the advantage of broad selection and aggressive pricing.

Competition in this channel is intense. The character of the target customer makes the barriers to entry in sports nutrition extremely low as consumers look for the next great product that will help them optimize their workout. As a result, in addition to the somewhat large stable core brands (BSN, CytoSport, Five Star, Met-Rx, MHP, MRI, MusclePharm, Optimum Nutrition, Twinlab, VPX, etc.) there is a secondary level of innovative, small companies with niche products focused on a specific targeted customer. Despite intense competition, the performance channel is attractive to us as the hardcore sports nutrition customer will spend several thousand dollars a year to look their best – far more than the average VMS customer. Twinlab believes it has a three-part advantage in the market; it has the stature of being one of the old and trusted brands, it has a long history of quality and efficacy (trustworthy products) and it has created a new professional bodybuilding line of products (ProSeries) that is getting attention due to the quality, efficacy and relevance of its highly authentic products.

Intellectual Property

We own more than 100 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

We protect our legal rights concerning our trademarks by appropriate legal action. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

We own one U.S. patent but generally do not seek patent protection for our products. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

Employees

As of the date of this report, we had 275 full-time employees and 3 part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the business and industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us. As of the date of this report our management is aware of the following material risks:

Regulatory, Product Liability and Insurance Risks

Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to similar regulatory bodies in all the countries in which we do business. Failure to comply with regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state's regulations. For example, in February 2015, the New York Attorney General issued cease and desist letters to several national retailers regarding certain herbal supplements and since that time both the New York Attorney General and other states Attorneys General have engaged in inquiries regarding the manufacture and sale of various supplements, and pursuant to such inquiries could seek to take actions against industry participants or amend applicable regulations in their State. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards,
•	the recall or discontinuance of certain or all products,
•	additional record keeping,
•	expanded documentation of the properties of certain or all products,
•	expanded or different labeling,
•	adverse event tracking and reporting, and
•	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to obtain adequate insurance coverage in the future. In addition, we may be subject to consumer fraud claims, including consumer class action claims regarding product labeling and advertising, and litigation to prosecute such claims; these claims are generally not covered by insurance.

As a manufacturer and a distributor of products for human consumption, we experience from time to time product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. Because insurance is generally not available for such claims, these could have a material adverse effect on us.

We may be required to indemnify our contract manufacturing customers, the payment of which could have a material adverse effect on our business, financial condition and operating results.

We provide certain rights of indemnification to its contract manufacturing customers, one of whom has tendered to us the defense and indemnification of approximately 35 putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. We have accepted such tenders subject to a reservation of various rights. We believe the allegations, which are essentially common across all the actions, are without merit and intends to vigorously defend these cases, but any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

We may experience Lanham Act claims by competitors, and litigation to prosecute such claims.

The Lanham Act empowers competitors to file suit regarding any promotional statements that the competitor believes to be false or misleading. If the competitor prevails, it could obtain monetary damages (including potentially treble damages and attorneys’ fees). The court can also order corrective advertising, or even a product recall if the offending claims are found on the product’s packaging and labeling. This could have a material adverse effect on us and on our products’ reputation.

Market and Channel Risks

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Because a substantial portion of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.

Over 75% of our sales are in the United States. In this market, we sell approximately 45% of our products to or through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods Market and The Vitamin Shoppe, but many health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. A fair portion of our success is dependent, to a large degree, on the growth and success of the health and natural foods channel, which is outside our control. There can be no assurance that the health and natural foods channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the health and natural foods channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business.

Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability.

Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the healthy foods channel or the vitamin, mineral and supplement market. Increased competition in either or both could have a material adverse effect on us.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

We may be affected adversely by increased utility and fuel costs.

Increasing fuel costs may affect our results of operations adversely in that consumer traffic to health and natural food stores may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to health and natural food stores. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Adverse economic conditions may harm our business.

Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Business Strategy and Operational Risks

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees of the Company and its subsidiaries include Thomas A. Tolworthy as the Chief Executive Officer and President, Mark R. Jaggi as Executive Vice President, Chief Financial Officer and Treasurer, Richard H. Neuwirth as Executive Vice President, Chief Legal Officer and Secretary, Kathleen C. Pastor as Executive Vice President, Retail Sales, Gregory T. Grochoski as Executive Vice President and Chief Science Officer, Mark Walsh as Chief Operating Officer and Glenn C. Wolfson as Chief Administrative Officer. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. All key management employees have employment agreements. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

As a part of our business strategy, we have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

•	any acquisition may result in significant expenditures of cash, stock and/or management resources,
•	acquired businesses may not perform in accordance with expectations,
•	we may encounter difficulties and costs with the integration of the acquired businesses,
•	management’s attention may be diverted from other aspects of our business,
•	we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,
•	we may lose key employees of acquired or existing businesses,
•	we may incur liabilities and claims arising out of acquired businesses,
•	we may be unable to obtain financing, and
•	we may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

There can be no assurance that, except as described under “Business Strategy” above, attractive acquisition opportunities will be available to us, that we will be able to obtain financing (on acceptable terms or at all) for or otherwise consummate any acquisitions, including those described below, or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

Because we depend on outside suppliers with whom we may not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.

We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have selective agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

•	weather,
•	crop conditions,
•	transportation interruptions,
•	strikes by supplier employees and
•	natural disasters or other catastrophic events.

These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect upon us.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

Because we manufacture approximately 85% of our products, we are dependent upon the uninterrupted and efficient operation of our single manufacturing facility, which is subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

We are dependent upon the uninterrupted and efficient operation of our manufacturing facility in American Fork, Utah. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

We may become a party to lawsuits that arise in the ordinary course of business in the future.

We may become a party to lawsuits that arise in the ordinary course of business in the future. The possibility of such litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise that could have material adverse effects on us.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill or intangible assets.

We may need additional capital in the future to finance our operations and to execute our business strategy of growing through acquisitions, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other committed sources of additional liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2015. However, if we experience extraordinary expenses or other events beyond our control, or if we execute our acquisition strategy, we will need to raise additional funds to execute our strategy and to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”) change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a “going concern.”

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2014 and 2013.  We had negative working capital at the end of each of those years.  As of December 31, 2014 and 2013, our accumulated deficit was $187,378,000 and $166,248,000, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued its report dated March 31, 2015, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

Risks Relating To Our Common Stock

Our common stock currently has no trading volume and holders of our securities may not be able to sell quickly any significant number of shares.

Our common stock is quoted on the OTCPK. There has been no trading volume of our common stock. Because of this, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. When a limited number of shares begin trading, the price per share is subject to volatility and may be subject to rapid price swings in the future. We plan to make application to be traded on the OTCQB, although there can be no assurance that our stock will be admitted to trading on the OTCQB.

Because the trading price of our common stock is below $5.00 per share it is deemed a low-priced “Penny” stock and an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 5,000,000,000 shares of common stock and 500,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we are admitted to trading on the OTCQB and fail to remain current on our reporting requirements with the SEC, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB generally must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTCQB. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCQB by requiring an issuer to be current in its filings with the SEC. Pursuant to Rule 6530(e), if we file our reports late with the SEC three times in a two-year period or our securities are removed from the OTCQB for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

On September 16, 2014, we, then a public shell company, acquired TCC in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of TCC, as ours. Such disclosure controls and procedures were not adequate for a public reporting. This was due to our lack of documentation or testing and correction procedures of current internal control procedures as the accounting staff of TCC has been solely focused on accounting in the private domain. While our management began the process of upgrading our disclosure controls and procedures, there has not been sufficient time to document and update controls and procedures or to validate the current controls and procedures the Company has in place. We have engaged an experienced certified public accountant to assist us to assess and improve our controls and financials and engaged a Sarbanes-Oxley consultant in order to assess our timeline for full compliance. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

An excess of a majority of our outstanding voting securities are held by one individual and that individual can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Our Chief Executive Officer owns 59.49% of our outstanding voting securities and, accordingly, has effective control of us and may have effective control of us for the near and long term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by one individual.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Our earnings, if any, are expected to be retained for use in expanding our business.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We occupy approximately 6,700 rentable square feet of office space in New York, New York under a lease that expires in 2016. We occupy 3,600 rentable square feet of office space in Grand Rapids, Michigan under a lease that expires in 2017. We occupy approximately 170,000 square feet of manufacturing, R&D, warehousing and shipping space with roughly 30,000 square feet of office in American Fork, Utah under a lease that expires in February 2028. We have a license to use certain space at Nutricap’s offices in Farmingdale, New York for up to twelve months from the date we acquired certain assets from Nutricap. We also own a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties
Twinlab Manufacturing Facility and Offices (Manufacturing, R&D, Finance, Sales, Legal, Administration)	Leased	American Fork, Utah
Twinlab Executive Offices (Marketing, and Sales)*	Leased	New York, New York
Twinlab Corporate Offices (Regulatory and Marketing)	Leased	Grand Rapids, Michigan
Nutricap Facilities	Licensed	Farmingdale, New York
Cole Water Aquifer and Bottling Facility (Water Capture and Bottling)	Owned	Peru, Indiana
Undeveloped Land (+-5 Acres)	Owned	American Fork, Utah

*The Company has a subtenant in the New York office that rents approximately 50% of this space.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol “TLCC”. We have been eligible to participate in the OTCPK since June 25, 2014 and from that time until the date of this report our common stock has yet to commence trading.

Holders of Common Stock

As of March 10, 2015, there were approximately 82 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

Any decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On September 30, 2014 the Company issued a (i) Series A Warrant exercisable for 52,631,579 shares of the Company’s common stock at an exercise price of $0.76 per share (“Series A Warrant”) and (ii) Series B Warrant exercisable for 22,368,421 shares of the Company’s common stock at an exercise price of $0.76 per share (“Series B Warrant”) to an institutional investor. The Series A Warrant and Series B Warrant are each exercisable through October 31, 2017. The Series B Warrant is exercisable only to the extent and in the same proportions as exercised by the investor of the Series A Warrant. The investor was granted certain anti-dilution protection for the shares of the Company’s common stock issuable under such Warrants.

The Company and the investor have entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (as so amended, the “Put Agreement”), pursuant to which the investor indicated its intent to exercise the Series A Warrant over a 36 month term at a monthly rate of no less than 1,461,988 shares of common stock commencing on November 15, 2014 and on a monthly basis thereafter. In the event that the investor does not exercise the Series A Warrant such that as of February 16, 2015 or any applicable exercise date thereafter, the investor’s cumulative purchases of common stock pursuant to the Series A Warrant has not been at a rate that is equal to or in excess of the minimum rate, then the Company has the right to notify the investor of the Company’s exercise of its put rights under the Put Agreement. Upon receipt of such notice, the investor is required to exercise the Series A Warrant to (i) purchase by a date identified in the notice, such amount of common stock as would, if purchased as of February 16, 2015 or any applicable exercise date, have made the investor’s purchases of common stock pursuant to the Series A Warrant as of such exercise date equal to the minimum rate, and (ii) purchase by a date that is no later than each subsequent periodic exercise date an amount of common stock such that as of each such periodic exercise date, the investor’s cumulative purchases of common stock pursuant to the Series A Warrant through that date will have been at a rate that is no less than the minimum rate. Following delivery of the put notice by the Company, the investor’s failure to make the initial mandatory purchase by the put date is an “Event of Default”. Following the delivery of the put notice by the Company, the investor’s failure to make when due any periodic mandatory purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach will be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) the investor’s right to purchase all shares of common stock remaining unpurchased under the Series A Warrant is converted into an obligation, accelerated and immediately due and (ii) the Series B Warrant immediately terminates as to any shares of common stock remaining exercisable under the Series B Warrant. In the event the Company invokes its right pursuant to the put notice to require the investor to exercise the Series A Warrant, the purchase price per share of common stock thereunder is $0.775 per share. In the event that the Company converts and accelerates the investor’s obligations to purchase the shares of common stock remaining unexercised under the Series A Warrant, the investor has the right to surrender issued and outstanding shares of common stock to the Company to be credited towards the investor’s obligations, with such surrendered shares valued at $0.76 per share of common stock. As of the date of this report, the Company has not received funds related to the Series A Warrant and the Company has not delivered the put notice.

In connection with the issuance of an $8,000,000 note to an institutional investor on November 13, 2014, the Company issued such investor a warrant to purchase 4,091,122 shares of the Company’s common stock at an exercise price of $0.01 in the aggregate. The warrant is exercisable through November 13, 2019. The number of shares of common stock issuable pursuant to such warrant will be increased in the event the Company’s adjusted EBITDA for the fiscal year ending December 31, 2018 is less than $19,250,000.

The investor has the right, under certain circumstances, to require the Company to purchase all or any portion of the equity interest in the Company issued or represented by the warrant at a price based on the greater of (i) the product of (x) ten times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant.

In the event (i) the Company does not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by such investor will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase.

The Company has the right, under certain circumstances, to require the investor to sell to the Company all or any portion of the equity interest issued or represented by the warrant. The price for such repurchase will be the greater of (i) the product of (x) eleven times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750,000.

We made each of the aforementioned issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution. We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4(2) of the Securities Act. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of our Company that contained the relevant information needed to make their investment decision, including our financial statements and Exchange Act reports. We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the warrants.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except share and per share amounts)

Overview

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-K, and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

We also perform contract manufacturing services and make private label products for third parties.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires a large quantity of finished product.  We do not market these products – we simply manufacture them and deliver them to the customer who then markets and sells the products to retailers or end users under the customer’s own brand name.

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

The Merger has been accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of TCC and are recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TCC, Twinlab Holdings, Inc., Twinlab Corporation (“Twinlab”), ISI Brands, Inc., NutraScience Labs, Inc. and NutraScience Labs IP Corporation.

Change in Fiscal Year

Effective with the completion of the Merger, we changed our fiscal year to end on December 31.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At December 31, 2014, the Company had an accumulated deficit of $187,378 and a total stockholders’ deficit of $4,637. Through 2003, these losses were primarily associated with start-up activities and brand and infrastructure development. Since then, losses were primarily attributable to lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders, and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $1,043 at December 31, 2014. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands, with international expansion; continuing emphasis on major customers and private label opportunities with major customers, key products and introducing new products; acquiring the customer relationships of a provider of dietary supplement contract manufacturing services; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. In connection with the Merger, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable and Allowances

Substantially all of our accounts receivable are from distributors or mass market customers. We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims, related to promotional items; customer discounts; shipping shortages and damages; and doubtful accounts based upon historical bad debt and claims experience. We sell predominately in the North American and European markets, with international sales transacted in U.S. Dollars.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the weighted average cost method, and are reduced by an estimated reserve for obsolete inventory.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Valuation allowances against deferred tax assets are recorded when we are unable to conclude that it is more likely than not that such deferred tax assets will be realized.

Value of Warrants

We estimate the grant date value of certain warrants using the Black-Scholes pricing model, recording the amounts as either interest expense or deferred financing costs. These estimates are based on multiple inputs and assumptions, including the market price of our stock, interest rates, and our stock price volatility.

Results of Operations

(Dollar Amounts in Thousands)

Net Sales

Our net sales decreased $14,804, or approximately 19%, to $61,426 for the year ended December 31, 2014 from $76,230 for the year ended December 31, 2013. Our net sales decreased primarily because of our inability to process orders on a timely basis due to operating cash constraints, lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities.

Gross Profit

Our gross profit for the year ended December 31, 2014 was $13,772, or approximately 22% of net sales, compared to $23,583 for the year ended December 31, 2013, or approximately 31% of net sales. During 2014, as net sales volume declined, we experienced a change in our product mix toward lower margin items. Our gross profit as a percentage of net sales is subject to change from period to period depending on the mix of products sold, pricing arrangements with our customers, and other factors, and the change may be material.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2,533, or approximately 11%, to $25,924 for the year ended December 31, 2014 from $23,391 for the year ended December 31, 2013. The increase in selling, general and administrative expenses was due to Merger-related and other restructuring costs, offset partially by reduced advertising and selling expenses.

Interest Expense, Net

Our interest expense, net increased $841, or 15%, to $6,388 for the year ended December 31, 2014 from $5,547 for the year ended December 31, 2013. The increase in interest expense is due primarily to the non-cash interest expense of $1,481 recorded for warrants issued to a lender in 2014, partially offset by a decrease in interest expense due to the reduction of debt in last few months of 2014.

Other Income (Expense)

We reported other expense, net, of $2,529 for the year ended December 31, 2014, comprised primarily of the $2,373 write down of our aquifer property to its estimated realizable value. By comparison, we reported other income, net, of $2,014 for the year ended December 31, 2013 comprised primarily of gains from the sale of marketable securities and one of our brands.

Liquidity and Capital Resources

(Dollar Amounts in Thousands)

At December 31, 2014, we had an accumulated deficit of $187,378 and a total stockholders’ deficit of $4,637. Because of this history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $1,043 at December 31, 2014. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels.

As of December 31, 2014, we had cash of $437, which is insufficient for current operations; therefore, additional capital will be needed to execute our business plan, which includes an acquisition strategy, buying more inventory and other operational expenses. There can be no assurance that such capital will be available on acceptable terms or at all.

Leading up to and concurrently with the Merger, a significant portion of our debt, including direct stockholder loans and subordinated bank debt, was contributed to capital or exchanged for common and preferred shares in TCC, which shares were later exchanged for common shares of the Company in the Merger. As a result, our total indebtedness decreased from $98,073 as of December 31, 2013 to $26,425 as of December 31, 2014.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from issuance of a note to an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest is payable monthly and payments commenced on November 30, 2014. The Company (i) granted the investor a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. The investor also agreed to purchase from the Company an additional note in the amount of $2,000 no later than November 13, 2015. The Company issued the investor a warrant to purchase shares of the Company’s common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Cash Flows

We used cash of $14,735 in operating activities for the year ended December 31, 2014 as a result of our net loss of $21,130, non-cash gains totaling $181, increases in inventories, net of $3,471, prepaid expenses and other current assets of $3,053, and a decrease in accrued expenses and other current liabilities of $1,398, partially offset by non-cash expenses totaling $8,010, a decrease in accounts receivable, net of $1,625, and increases in checks written in excess of cash of $297 and accounts payable of $4,566.

By comparison, net cash provided by operating activities for the year ended December 31, 2013 was $3,897 as a result of our net loss of $2,482, non-cash gains totaling $1,695, an increase in prepaid expenses and other current assets of $217, and a decrease in accounts payable of $305, offset by non-cash expenses totaling $2,363, decreases in accounts receivable, net of $850 and inventories of $4,851, and increases in checks written in excess of cash of $411, and accrued expenses and other current liabilities of $121.

Net cash used in investing activities for the year ended December 31, 2014 was $607, consisting of the purchase of property and equipment of $611, partially offset by a change in restricted cash of $4.

Net cash provided by investing activities was $8,087 for the year ended December 31, 2013, consisting of proceeds from the sale of assets of $8,146 and proceeds from the sale of marketable securities of $892, partially offset by purchases of property, plant and equipment of $418, purchase of intangible assets of $530 and change in restricted cash of $3.

Net cash provided by financing activities was $15,479 for the year ended December 31, 2014, consisting of a net increase in revolving credit facility of $1,431, proceeds from the issuance of debt of $19,862, proceeds from the issuance of stock of $40 and reduction in stock subscriptions receivable of $200, partially offset by repayment of debt of $5,564, the purchase and retirement of treasury stock of $8, payment of financing costs of $454 and payment of security deposits of $28.

By comparison, net cash used in financing activities was $11,764 for the year ended December 31, 2013, consisting of a net decrease in revolving credit facility of $5,249, repayment of debt of $8,379, payment of financing costs of $416, and payment of security deposits of $71, partially offset by proceeds from the issuance of debt of $2,351.

Funding Agreements Subsequent to December 31, 2014

As further discussed elsewhere in this report and in the notes to our consolidated financial statements, we completed certain funding agreements subsequent to December 31, 2014, including: the Midcap credit facility providing us with a $15,000 revolving credit facility with the right to request an increase of up to an additional $5,000; the note payable proceeds of $5,000 to be used to pay a portion of the Nutricap Acquisition; and proceeds from a note of $2,000 to be used to pay a portion of the Nutricap Acquisition.

With proceeds of $9,517 from the Midcap Credit Agreement, our existing revolving credit facility with Fifth Third Bank (“Fifth Third”) was terminated.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we pursue our acquisition strategy.  Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents and currently committed funding will enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including the acquisitions contemplated under the option right or any additional capital expenditure requirements should that acquisition actually occur, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1. Identify the contract(s) with a customer.

Step 2. Identify the performance obligations in the contract.

Step 3. Determine the transaction price.

Step 4. Allocate the transaction price to the performance obligations in the contract.

Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-09.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-15.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this report. See “Index to Consolidated Financial Statements” on page 52.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 12, 2014, our Board dismissed Seale & Beers, CPA (“S&B”), the registered independent public accounting firm for the Company, effective immediately. The dismissal of S&B was a result of the Company’s Merger. We have had no disagreements with S&B with respect to accounting practices or procedures or financial disclosures. S&B was notified of its dismissal.

On September 12, 2014, our Board approved the engagement of Tanner LLC (“Tanner”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014. The decision to change our independent registered public accounting firm was the result of the determination by our Board that it was in the best interests of the Company following the Merger.

During the years ended December 31, 2013 and 2012 and through September 12, 2014, the date that Tanner was retained as the independent registered public accounting firm of the Company:

•   The Company did not consult Tanner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements;

•   Neither a written report nor oral advice was provided to the Company by Tanner that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

•   The Company did not consult Tanner regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our lack of documentation or testing and correction procedures of current internal control procedures as the accounting staff of TCC has been solely focused on accounting in the private domain. There has not been sufficient time to document and update controls and procedures or to validate the current controls and procedures the Company has in place. We have engaged an experienced certified public accountant to assist us to assess and improve our controls and financials and engaged a Sarbanes-Oxley consultant in order to assess our timeline for full compliance.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Served Since

Thomas A. Tolworthy	60	President and Chief Executive Officer; Director	2014
Seth D. Ellis	59	Director	2015

William W. Nicholson	72	Director	2015
David L. Van Andel	55	Director	2015
Mark R. Jaggi	40	Executive Vice President, Chief Financial Officer and Treasurer	2014
Richard H. Neuwirth	45	Executive Vice President, Chief Legal Officer and Secretary	2014
Kathleen C. Pastor	42	Executive Vice President, Retail Sales	2014
Glenn C. Wolfson	59	Chief Administrative Officer, Twinlab Consolidation Corporation	2014
Mark A. Walsh	49	Executive Vice President, Chief Operating Officer, Twinlab Consolidation Corporation	2015
Gregory T. Grochoski	[ ]	Executive Vice President and Chief Science Officer	2014

The Company currently has four directors. Their term expires at the next Annual Meeting of Stockholders. Executive officers are elected annually by, and serve at the discretion of, the Board.

Thomas A. Tolworthy – President and Chief Executive Officer; Director

Mr. Tolworthy joined Twinlab in April 2011 as Chief Executive Officer. Prior to Twinlab he spent ten years with The Vitamin Shoppe, including six years as CEO where he grew its retail business from 80 to 500 stores, increased revenue from $180 million to more than $700 million and took the company public in 2009. Mr. Tolworthy spent twelve years with Barnes & Noble. During his five-year tenure as President of Barnes & Noble in the 1990s, he led the company’s expansion, opening of 400 new stores and was part of the executive team that took the company public. He currently serves on the Board of Directors of Vitamin Angels, a respected nonprofit organization that donates vitamins for use in developing areas and countries as well as Pet Supplies Plus and Performance Bicycle.

Mr. Tolworthy’s extensive first-hand knowledge of the business and historical development of the Company, as well as his executive, management and leadership experience and achievement, along with his previous experience in the vitamin, mineral, herbal and nutritional supplements business, give him highly valued insights into our Company’s challenges, opportunities and business. Mr. Tolworthy also possesses broad knowledge related to equity and capital markets that the Board believes are invaluable to the Board’s discussions of the Company’s capital and liquidity needs and qualify him to serve on the Board.

Seth D. Ellis, Director

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Penta Mezzanine Fund in 2012 and has been Managing Principal since inception. Prior to founding Penta Mezzanine Fund, he was a Principal and Co-Founder of the Florida Mezzanine Fund, a mezzanine fund based in Orlando, Florida. He is the former CEO of Digital Infrared Imaging, Inc. Mr. Ellis co-founded Florida Regional Emergency Services, a hospital based ambulance management company. Mr. Ellis began his career as an auditor with Ernst & Young and KPMG. He is a CPA and received a B.S. in Accounting from the University of Florida.

Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience qualifies him to serve as a director.

William W. Nicholson, Director

Mr. Nicholson was appointed to the Board on February 23, 2015. Mr. Nicholson has been an investor and corporate executive for over forty years. He has owned interests in radio stations, ship building, restaurants, real estate and natural gas wells. Mr. Nicholson was a shareholder in and member of the Board of Directors of THI from January 1, 2013 through August 7, 2014, when THI was acquired by and became a subsidiary of TCC. He co-founded IdeaSphere Inc., a predecessor of THI. He was Chief Operating Officer of Amway Corporation from 1984 to 1992. From 1974 to 1977 he served as Appointments Secretary to President Ford. Mr. Nicholson received a B.S. in Finance from the University of Nevada in 1966.

Mr. Nicholson has an extensive history as a director and stockholder of certain of the Company’s predecessors. In addition, he has extensive experience as an investor in numerous industries. The Board believes this experience qualifies him to serve as a director.

David Van Andel, Director

Mr. Van Andel was appointed to the Board on February 23, 2015. He is Chairman and CEO of the Van Andel Institute for Education and Medical Research. He serves on the Board of Directors of Amway Corporation and held various positions at Amway since 1977. He was a shareholder and member of the Board of Directors of THI from January 1, 2013 through August 7, 2014 when THI was acquired by and became a subsidiary of TCC. He co-founded IdeaSphere Inc., a predecessor of THI. He holds a B.A. in Business Administration from Hope College.

Mr. Van Andel has an extensive history as a director and stockholder of certain of the Company’s predecessors. In addition, he has extensive experience as a corporate executive and investor in numerous industries. The Board believes this experience qualifies him to serve as a director.

Mark R. Jaggi, Executive Vice President, Chief Financial Officer and Treasurer

Mr. Jaggi was appointed Executive Vice President, Chief Financial Officer and Treasurer on September 16, 2014. Mr. Jaggi commenced employment with Twinlab in 2012. From 2008 to 2012, he was Chief Financial Officer and Chief Executive Officer of Summit Industries. He also was a consultant to Vitasource Inc. from 2009 to 2011. Mr. Jaggi was Director of Finance at O’Sullivan Industries from 2005 to 2007. He served in various finance positons at the Ford Motor Company from 1998 to 2004. Mr. Jaggi has a BS in Finance from the University of Utah, David Eccles School of Business and a MBA from Duke University, Fuqua School of Business.

Richard H. Neuwirth, Executive Vice President, Chief Legal Officer and Secretary

Mr. Neuwirth was appointed Executive Vice President, Chief Legal Officer and Secretary on September 16, 2014. He originally commenced employment with Twinlab in 2003. Mr. Neuwirth worked at King & Spalding prior to Twinlab. Mr. Neuwirth is a member of the New York Bar Association, has a BBA from Emory University and a JD from George Washington University.

Kathleen C. Pastor, Executive Vice President, Retail Sales

Ms. Pastor was appointed Executive Vice President, Retail Sales on September 16, 2014. She commenced employment with Twinlab in 2004. Her professional sales career started with Country Life, LLC, a New York-based company in the natural health industry, where she spent eight years focused on growing top-line revenue. Ms. Pastor attended Northeastern University.

Glen C. Wolfson, Chief Administrative Officer, Twinlab Consolidation Corporation

On December 1, 2014, the Board of Directors of TCC appointed Mr. Wolfson as the Chief Administrative Officer of TCC. Mr. Wolfson is responsible for the Marketing, Human Resources, Strategic Planning, Administrative Services and Information Technology teams, reporting to the Company’s Chief Executive Officer. Mr. Wolfson was a partner of Axiom Consulting Partners (“Axiom”), a management consulting firm, from 2012 through November 2014. Prior to that, he was the founding partner and Managing Director of RNW Consulting, a management consulting firm (“RNW”). RNW was merged with and into Axiom in 2012. Both Axiom and RNW advised public and private corporations and institutions of higher education on matters of strategy, organization effectiveness, leadership and large scale cultural change.

Mark A. Walsh, Executive Vice President and Chief Operating Officer, Twinlab Consolidation Corporation

On March 26, 2015, the Board of Directors of TCC appointed Mr. Walsh as the Chief Operating Officer of TCC. Mr. Walsh was Chief Operating Officer of Pharmavite LLC (“Pharmavite”) from January 2010 through December 2014. Prior thereto, he served in various positions at Pharmavite commencing January 2006. He served in various positions with Mars Inc. from August 1990 to January 2006. Mr. Walsh holds a B.S. in Industrial Technology from Eastern Illinois University

Gregory T. Grochoski, Executive Vice President and Chief Science Officer

Mr. Grochoski was appointed Executive Vice President, Chief Science Officer of TCC on September 16, 2014. Prior thereto, he served as Chief Science Officer for THI and its predecessor company commencing in 2004. Mr. Grochoski holds a BS in Economics and a BS in Chemistry from Grand Valley State University.

Family Relationships

There are no family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC. Based solely on the Company’s review of the copies of the forms it has received, the Company believes that all Reporting Persons, except Capstone Financial Group, Inc. (“Capstone”) complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2014. Capstone filed (i) a Form 3 reporting the issuance of warrants to Capstone by the Company approximately six weeks late and (ii) a Form 4 reporting a private sale of shares of the Company’s common stock three days late.

Code of Ethics

We intend to prepare a Code of Ethics and Standards for Business Conduct in the second quarter of 2015.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of our Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors, perform the same functions as an audit, nominating and compensation committee. Seth Ellis functions as our Board’s audit committee financial expert.

Item 11.	Executive Compensation.

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having seven executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Named Executive Officers, for the last two fiscal years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year(b)	Salary ($)(c)	Bonus ($)(d)	All Other Compensation($)(i)	Total ($)(j)
Thomas A. Tolworthy(1)
Chief Executive Officer,	2014	500,000		9,100	509,100
President and Director	2013	500,000	100,000	8,925	608,925
Mark R. Jaggi(2)
Executive Vice President, Chief	2014	250,000		8,750	258,750
Financial Officer and Treasurer	2013	240,644	8,000	7,750	256,394
Richard H. Neuwirth(3)
Executive Vice President, Chief	2014	262,500		7,774	270,274
Legal Officer and Secretary	2013	262,500	8,000	7,774	278,274
Kathleen C. Pastor(4)
Executive Vice President,	2014	315,001		9,100	324,101
Retail Sales	2013	315,001	8,000	8,925	331,926
Luz Vazquez(5)
Former Chief Executive	2014	-0-	-0-	-0-	-0-
Officer and Director	2013	-0-	-0-	-0-	-0-

(1)	Mr. Tolworthy was appointed as Executive Vice President, Chief Executive Officer and President and as the Sole Director of the Company on the closing date of the Merger on September 16, 2014. Mr. Tolworthy was appointed Chief Executive Officer and President of TCC on October 1, 2013, and is currently employed pursuant to that certain employment agreement dated as of August 7, 2014. Subsequent to the Merger Mr. Tolworthy’s employment agreement was assumed by the Company. Such employment agreement contemplates a base salary based on an annualized rate of Five Hundred Thousand Dollars from the start date through December 31, 2014 and beginning on January 1, 2015, an initial base salary based on an annualized rate of Six Hundred Thousand Dollars per year, plus a discretionary cash bonus for the remainder of 2014 and a performance-based target annual bonus payable upon achievement of applicable performance metrics thereafter. Mr. Tolworthy’s base salary may be reduced on an annual basis (starting on January 1, 2016) by up to One Hundred Thousand Dollars per year (but at no time to a base salary rate below Three Hundred Thousand Dollars per year); provided, however, in the event of such reduction for any given year, Mr. Tolworthy’s target annual bonus for which he is eligible for such year shall be increased by an amount such that (for the applicable year) the sum of his annualized base salary plus target annual bonus shall equal two times the initial base salary. Mr. Tolworthy’s employment relationship with TCC is at-will, subject to Mr. Tolworthy’s right to receive a severance package in the event of termination without cause or resignation for good reason consisting of, subject to certain conditions (including his execution and delivery of a general release), an amount equal to two times the sum of (A) Mr. Tolworthy’s base salary plus (B) the average of the last 3 annual bonuses received by Mr. Tolworthy for the three immediately preceding fiscal years or, if Mr. Tolworthy has been employed for less than three years under the employment agreement, the average of all annual bonuses received while employed under the employment agreement, and monthly cash payments equal to monthly costs of his COBRA premium for up to twelve months. Mr. Tolworthy’s employment agreement is also subject to certain restrictive covenants, including confidentiality and, during his employment with TCC and for a period of twelve (12) months immediately thereafter, non-competition and non-solicitation covenants. Mr. Tolworthy shall be eligible to participate in the Company’s equity incentive or similar plan(s) or program(s) as and when implemented and maintained by the Company.

(2)	Mr. Jaggi was appointed as Executive Vice President, Chief Financial Officer and Treasurer on the closing date of the Merger on September 16, 2014 and is a party to that certain employment agreement dated January 30, 2015. Such employment agreement contemplates a base salary on an original annualized rate of Two Hundred Fifty Thousand Dollars, plus a performance-based target annual bonus based on the Company’s profitability. Mr. Jaggi’s employment relationship with the Company is at-will, subject to Mr. Jaggi’s right to receive, subject to certain conditions (including his execution and delivery of a general release), a severance pay in the event of termination without cause or resignation for good reason consisting of twenty-six weeks of salary and other minor benefits, with additional severance available in the event of termination due to a change of control. Mr. Jaggi’s employment agreement further provides for customary confidentiality and, for the term of his employment with the Company, non-competition and non-solicitation covenants.

(3)	Mr. Neuwirth was appointed as Executive Vice President, Chief Legal Officer and Secretary on the closing date of the Merger on September 16, 2014 and is a party to that certain employment agreement dated January 30, 2015. Such employment agreement contemplates a base salary on an original annualized rate of Two Hundred Sixty-Two Thousand Five Hundred Dollars, plus a performance-based target annual bonus based on the Company’s profitability. Mr. Neuwirth’s employment relationship with the Company is at-will, subject to Mr. Neuwirth’s right to receive, subject to certain conditions (including his execution and delivery of a general release), a severance pay in the event of termination without cause or resignation for good reason consisting of twenty-six weeks of salary and other minor benefits, with additional severance available in the event of termination due to a change of control. Mr. Neuwirth’s employment agreement further provides for customary confidentiality and, for the term of his employment with the Company, non-competition and non-solicitation covenants.

(4)	Ms. Pastor was appointed as Executive Vice President, Retail Sales on the closing date of the Merger on September 16, 2014 and is a party to that certain employment agreement dated January 30, 2015. Such employment agreement contemplates a base salary on an original annualized rate of Three Hundred Fifteen Thousand One Dollars, plus a performance-based target annual bonus based on the Company’s profitability. Ms. Pastor’s employment relationship with the Company is at-will, subject to Ms. Pastor’s right to receive, subject to certain conditions (including her execution and delivery of a general release), a severance pay in the event of termination without cause or resignation for good reason consisting of twenty-six weeks of salary and other minor benefits, with additional severance available in the event of termination due to a change of control. Ms. Pastor’s employment agreement further provides for customary confidentiality and, for the term of her employment with the Company, non-competition and non-solicitation covenants.

(5)	Ms. Vazquez resigned as Chief Executive Officer and President effective as of the close of business on September 16, 2014 and as the Sole Director of the Company effective with the appointment of her successor(s) to the Board following the consummation of the Merger. Ms. Vasquez did not have a written employment with the Company and received no salary for her services.

Outstanding Equity Awards at Year End

				Outstanding Equity Awards at Year End Stock Awards
Name (a)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares or units that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Thomas A. Tolworthy	23,833,342	(1)	(3)	-0-	N/A
Mark R. Jaggi	1,156,258	(2)	(3)	-0-	N/A
Richard H. Neuwirth	1,445,316	(2)	(3)	-0-	N/A
Kathleen C. Pastor	1,445,316	(2)	(3)	-0-	N/A
Luz Vazquez	-0-		N/A	-0-	N/A

(1)	Mr. Tolworthy acquired his common shares in TCC on November 4, 2013 pursuant to a Restricted Stock Purchase Agreement. The shares issued to him were subject to time vesting only. Half the shares vested on the purchase date and the remaining half vest in 24 equal monthly installments. Under his agreement, the vesting of Mr. Tolworthy’s unvested shares would be accelerated on the occurrence of a Corporate Transaction (that is, a merger, consolidation or sale of the Company or substantially all of its assets). Neither the IS Merger nor the Merger constituted a Corporate Transaction, and the shares of the Company common stock received in the Merger are subject to the same vesting conditions as the TCC common shares owned immediately prior to the Merger. The shares were acquired for their par value (that is, $0.0001 per share) and Mr. Tolworthy filed an election under Internal Revenue Code section 83(b) to include in his gross income in 2013 any compensation taxable in connection with his acquisition of such stock.

(2)	Each of Mr. Jaggi, Mr. Neuwirth and Ms. Pastor acquired his or her common shares in TCC on November 4, 2013 pursuant to a grant of a right to purchase pursuant to the Twinlab Consolidation Corporation 2013 Stock Incentive Plan. Fifty percent of the shares issued to each were subject to time vesting, and the other fifty percent were subject to vesting upon the earlier of a Corporate Transaction or six years. Upon the Merger, vesting under the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was amended to provide that all shares that are unvested upon the Merger will vest ratably on a monthly basis over 48 months following the closing of the Merger. Neither the IS Merger nor the Merger constituted a Corporate Transaction under the 2013 Stock Incentive Plan. The shares were acquired for their par value (that is, $0.0001 per share) and each of Mr. Jaggi, Mr. Neuwirth and Ms. Pastor filed an election under Internal Revenue Code section 83(b) to include in his or her gross income in 2013 any compensation taxable in connection with his or her acquisition of such stock.

(3)	Our common stock has yet to commence trading and we are unable to estimate its market value.

Equity Compensation Plans

The following table provides summary information with respect to the Company’s equity compensation plan under which the Company’s common shares may be issued to employees or non-employees (such as consultants or advisors) as of December 31, 2014, which was approved by shareholders of TCC. As of December 31, 2014, the only equity compensation plan in effect was the TCC Plan, which plan was assumed by the Company in connection with the Merger. The TCC Plan originally established a pool of 20,000,000 shares of TCC common stock for issuance as incentive awards to employees of TCC for the purposes of attracting and retaining qualified employees who will aid in the success of TCC. The Board of Directors intends to review and either amend and restate the TCC Plan or adopt a replacement and/or additional plan in the near future, which may include an increase in the number of securities available for issuance under the plan and will seek stockholder approval thereof. As noted under “Description of Business-Change of Control,” Mr. Tolworthy has agreed to surrender some of his shares of the Company’s stock for purposes of the TCC Plan or other incentive compensation plan. Information relating to employee stock purchase plans and employee savings plans (such as 401(k) plans) is not included.

Equity Compensation Plan Information

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by stockholders	0	0	7,571,420
Equity compensation plans not approved by stockholders	0	0	0
Total	0	0	7,571,420

Director Compensation

We do not currently have an established compensation package for Board members.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information about the beneficial ownership of the Company’s common stock on March 31, 2015 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 220,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2015, pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class
Thomas A. Tolworthy, Chief Executive Officer, President and Director	130,870,132	(2)	59.49%
Mark R. Jaggi, Executive Vice President, Chief Financial Officer and Treasurer	1,600,000		*
Richard H. Neuwirth, Executive Vice President, Chief Legal Officer and Secretary	2,000,000		*
Kathleen C. Pastor, Executive Vice President, Retail Sales	2,000,000		*
Seth D. Ellis, Director(3)	0		*
William W. Nicholson, Director(4)	27,905,129		12.68%
David L. Van Andel, Director(5)	54,109,540		23.97%
Capstone Financial Group, Inc.(6)	93,109,398		31.56%
Little Harbor, LLC (4)(5)	26,590,000		12.09%
All directors and officers as a group (10 persons)	193,094,801	(4)(5)	85.52%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Except as otherwise provided, each party’s address is in care of the Company at 632 Broadway, Suite 201, New York, New York 10012.

(2)	Mr. Tolworthy also has a contingent agreement to acquire up to 3,493,450 shares of the Company’s outstanding common stock if the transaction subject to Option No. 1 does not close. Such shares are not included in the shares described above as owned by Mr. Tolworthy.

(3)	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.

(4)	Includes 26,590,000 shares owned by Little Harbor, LLC, a Nevada limited liability company (“Little Harbor”) of which Mr. Nicholson is the holder of 19.5% of the membership interests. Mr. Nicholson disclaims beneficial ownership of any shares held by Little Harbor that would exceed his percentage interest in Little Harbor. The business address of Mr. Nicholson is 121 North Post Oak Lane, Houston, Texas 77024.

(5)	Includes 14,789,173 shares owned by the David L. Van Andel Trust u/a dated November 30, 1993 (the “DVA Trust”), of which Mr. Van Andel is the sole trustee and the principal beneficiary, 26,590,000 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the DVA Trust of 80.5% of the membership interests, 6,952,956 shares owned by Great Harbor LLC, a Delaware limited liability company (“Great Harbor”), of which he is the sole manager and a holder as sole trustee of the DVA Trust of 100% of the membership interests and 5,777,411 shares that Mr. Van Andel has the right to acquire under a warrant that is immediately excercisable. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above that would exceed his percentage interest in such limited liability companies. The business address of Mr. Van Andel and each of the limited liability companies is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

(6)	Of the total shares reported by Capstone in a Statement on Schedule 13D filed with the SEC on December 17, 2014, (i) 1,498,500 shares are the subject of a privately issued option from other holders of the Company’s common stock and (ii) an aggregate of 75,000,000 shares are issuable pursuant to Warrants issued to Capstone by the Company. Capstone shares beneficial ownership of the reported shares with Darin R. Pastor, the CEO and controlling shareholder of Capstone.

* Indicates less than one percent (1%).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

Transactions with Related Persons

On September 9, 2014, we issued 215,600,000 shares of our common stock in order to effect a 50:1 forward split.

On September 16, 2014, we issued 199,995,000 shares of our restricted common stock (post 50:1 forward split) in connection with the consummation of the merger with TCC. In exchange, we acquired 100% of the outstanding common stock and preferred stock of TCC.

Messrs. Van Andel and Nicholson were collectively majority shareholders in and members of the Board of Directors of THI, from January 1, 2013 through August 7, 2014, when THI was acquired by and became a subsidiary of TCC.

From January 1, 2013 through January 22, 2015, Messrs. Van Andel and Nicholson were guarantors on the Senior Secured Revolving Credit Facility with Fifth Third with respect to which the Twinlab Corporation was the borrower. This Fifth Third credit facility was repaid in full and replaced with a new revolving credit facility with MidCap. As a result of this refinancing, Mr. Van Andel and Mr. Nicholson no longer guarantee any Company debt.

From January 1, 2013 through July 31, 2014, Messrs. Van Andel and Nicholson were lenders to Twinlab under two promissory notes, one in the original principal amount of $36,300,000 and the other in the original principal amount of $10,800,000, and co-obligors with Twinlab on two loans from Bank of America in the collective original principal amount of $30,741,427. In addition from January 1, 2013 through July 31, 2014, Alticor Inc. was the lender on a note to THI and Twinlab which, as amended on January 1, 2014, had an original principal amount of $12,772,182, and JVA Enterprises Capital, LLC (“JVA”) was the lender on a note to Twinlab which, as amended on January 1, 2014, had an original principal amount of $5,269,166. Mr. Van Andel is a board member and equity owner of Alticor Inc. (“Alticor”) and a manager of JVA.

Effective July 31, 2014, each of the loans referenced in the preceding paragraph as well as other debt of Twinlab was assigned to and assumed by Little Harbor and Little Harbor in turn became the lender to THI on a new set of loans in amounts equivalent to those assumed by Little Harbor.

On July 31, 2014, THI entered into a “Debt Repayment Agreement” with Little Harbor pursuant to which THI repaid debt to Little Harbor totaling approximately $90 million in exchange for consideration of (i) the issuance by THI to Little Harbor of 7,000 shares of Series B cumulative preferred stock and (ii) THI’s undertaking to pay Little Harbor $4,900,000 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which it is listed equals or exceeds $5.06 per share.

From July 1, 2013 to the present, Twinlab has sold certain products to Alticor, such sales ranging from approximately $1,000,000 to $2,500,000 on an annual basis. All product sales by Twinlab to Alticor are pursuant to arm’s length business transactions whereby Alticor at all times has the right to choose the vendor(s) of its choice for supply of its products. Mr. Van Andel is an equity owner and a member of the board of directors of Alticor. The Company believes that the sales by Twinlab to Alticor are such a de minimus part of Alticor’s overall sales, that any pecuniary benefit of these sales potentially attributable to equity owned by Mr. Van Andel is immaterial.

On May 1, 2014, Twinlab borrowed $3,000,000 from Mr. Van Andel, evidenced by an unsecured convertible promissory note due on January 31, 2015. The interest rate was 10% per annum. On September 5, 2014, Twinlab entered into an assignment, assumption and conversion agreement with Mr. Van Andel pursuant to which the note was converted into 1,477,833 shares of common stock of TCC. Accrued interest on the note is to be paid to Mr. Van Andel in cash.

From January 1, 2013 to August 7, 2014, Great Harbor owned 2,500 shares of THI’s 2011 Series A cumulative preferred stock (“Series A Stock”). On July 31, 2014, THI issued 500 additional shares of Series A Stock to Great Harbor in exchange for undeclared and unpaid dividends and the surrender of the warrants rights associated with this class of stock.

On August 15, 2014, Twinlab borrowed $3,200,000 from Mr. Van Andel, evidenced by an unsecured convertible promissory note due on January 31, 2015. The interest rate was 10% per annum. On September 5, 2014, Twinlab entered into a conversion agreement with Mr. Van Andel pursuant to which the note and accrued interest thereon were converted into 4,210,526 shares of TCC common stock.

On September 3, 2014, Twinlab borrowed $2,800,000 from Mr. Van Andel, evidenced by an unsecured convertible promissory note due on January 31, 2015. The interest rate was 10% per annum. In connection with such loan, TCC issued to Mr. Van Andel a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $.76 per share (the “DVA Warrant”). On September 5, 2014, Twinlab entered into a conversion agreement with Mr. Van Andel pursuant to which the note and accrued interest thereon were converted into 3,684,211 shares of TCC common stock.

Mr. Van Andel is (i) the sole manager of Little Harbor and a holder as sole trustee of the DVA Trust of 80.5% of the membership interests of Little Harbor and (ii) sole manager and a holder as sole trustee of the DVA Trust of 100% of the membership interests of Great Harbor. Mr. Nicholson is the holder of 19.5% of the membership interests of Little Harbor. Little Harbor owns 26,590,000 shares of the Company’s common stock and Great Harbor owns 6,592,956 shares of the Company’s common stock.

The DVA Warrant was assumed by the Company in connection with the Merger. Messrs. Van Andel and Nicholson, Little Harbor and Great Harbor became shareholders of the Company as a result of the Merger.

Promoters and Certain Control Persons

We did not have any promoters at any time since inception in 2013.

Mr. Tolworthy acquired beneficial control of approximately 59.49% of the total shares of common stock outstanding of the Company as follows:

Mr. Tolworthy acquired 59.49% or 130,870,132 shares of common stock as a result of being a stockholder of TCC of which the Company acquired 100% of the ownership pursuant to the Merger.

In addition, on September 16, 2014, simultaneously with the effectiveness of the Merger, pursuant to an agreement entered into prior thereto, the Company acquired 199,995,000 (post 50:1 forward split) shares of common stock pursuant to a private transaction with Ms. Luz Vazquez (for an aggregate purchase price of $8,000, which amount also included satisfaction of certain indebtedness owed to Ms. Vazquez by the Company).

Director Independence

David L. Van Andel is currently the Board’s only independent director, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange and American Stock Exchange.

Item 14.	Principal Accountant Fees and Services.

Audit Fees:

Tanner billed the Company $145,000 in the aggregate for services rendered for the audit of the Company's 2014 fiscal year and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2014 fiscal year.

S&B billed the Company $13,000 in the aggregate for the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2014 fiscal year and $3,500 in the aggregate for the audit of the Company’s 2013 fiscal year and the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the Company’s 2013 fiscal year.

Audit-Related Fees:

Tanner did not render any bills to the Company for audit-related services as defined by the SEC for the fiscal year ended December 31, 2014. S&B did not render any bills to the Company for audit-related services as defined by the SEC for the fiscal year ended November 30, 2013.

Tax Fees:

Tanner did not render any tax related services, as defined by the SEC, to the Company for the fiscal year 2014. S&B did not render any tax related services, as defined by the SEC, to the Company for the fiscal year 2013.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services:

The Company anticipates that when an Audit Committee is appointed, the charter of the Audit Committee will provide for the pre-approval of all audit services and all permitted non-audit services to be performed for the Company by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm will include the Audit Committee reviewing audit-related services, tax services and other services. The Audit Committee will periodically monitor the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. The following are filed herewith:

•	Audited consolidated financial statements of Twinlab Consolidated Holdings, Inc. and its subsidiaries for the years ended December 31, 2014 and 2013.

(b) Exhibits. The following exhibits are filed as part of the report on Form 10-K:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated September 4, 2014.(1)
2.1.1	First Amendment to Agreement and Plan of Merger dated September 16, 2014.(2)
3.1	Articles of Incorporation.(3)
3.1.1	Amendment to Articles of Incorporation.(4)
3.1.(c)	Certificate of Change, dated August 28, 2014.(5)
3.2	Bylaws.(3)
4.1	Subscription and Surrender Agreement, dated as of September 3, 2014 between Twinlab Consolidation Corporation and Thomas Tolworthy.(4)
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan.(6)
10.2	Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.)(6)
10.3	Commercial Lease Agreement dated August 22, 2014 between Essex Capital Corporation and Twinlab Corporation.(6)
10.4	Restricted Stock Purchase Agreement dated as of November 4, 2013 between Twinlab Consolidation Corporation and Thomas Tolworthy.(6)

10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc.(7)
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc.(7)
10.7	Common Stock Put Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(7)
10.8	Registration Rights Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(7)
10.9	Note and Warrant Purchase Agreement, dated as of November 13, 2014, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation and Penta Mezzanine SBIC Fund I, L.P.(8)
10.10	Initial Note, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P.(8)
10.11	Warrant, dated November 13, 2014, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(8)
10.12	Security Agreement, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., and Twinlab Corporation in favor of Penta Mezzanine SBIC Fund I, L.P.(8)
10.13	Form of Deferred Draw Note, dated as of _________ , 201_, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P.(8)
10.14	Form of Warrant, dated as of __________, 201_, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(8)
10.15	Employment Agreement, dated as of December 1, 2014, between Twinlab Consolidation Corporation and Glenn Wolfson.(9)
10.16	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(10)
10.17	Credit and Security Agreement, dated as of January 22, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., Twinlab Corporation, ISI Brands Inc., TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Financial Trust.(11)
10.18	Revolving Loan Note, dated January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. to the order of MidCap Financial Trust.(11)
10.19	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Financial Trust.(11)
10.20	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and MidCap Financial Trust.(11)
10.21	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and MidCap Financial Trust.(11)
10.22	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to MidCap Funding X Trust.(11)
10.23	Registration Rights Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding X Trust.(11)
10.24	Note and Warrant Purchase Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.25	Note, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. payable to JL-BBNC Mezz Utah, LLC.(11)
10.26	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC.(11)

10.27	Security Agreement, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. in favor of JL-BBNC Mezz Utah, LLC.(11)
10.28	Trust Deed, dated January 22, 2015, among Twinlab Corporation, as Trustor, Ryan B. Hancey, as Trustee, and JL-BBNC Mezz Utah, LLC.(11)
10.29	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.30	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and JL-BBNC Mezz Utah, LLC.(11)
10.31	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.32	Letter, dated January 16, 2015, from Fifth Third Bank to Twinlab Corporation, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, ISI Brands Inc., Twinlab Holdings, Inc., David L. Van Andel, William W. Nicholson and MidCap Financial Trust.(11)
10.33	First Amendment to Note and Warrant Purchase Agreement, Consent and Joinder, dated as of January 22, 2014 by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.34	Amended and Restated Note, dated as of January 22, 2014, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. in favor of Penta Mezzanine SBIC Fund I, L.P.(11)
10.35	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(11)
10.36	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.37	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and Penta Mezzanine SBIC Fund I, L.P.(11)
10.38	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.39	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Mark Jaggi.(12)
10.40	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Richard Neuwirth.(12)
10.41	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Kathleen C. Pastor.(12)
10.42	Amendment No. 1 to Credit and Security Agreement and Limited Consent, dated as of February 4, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Funding X Trust.(13)
10.43	First Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC.(13)
10.44	Warrant, dated February 4, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC.(13)
10.45	Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P.(13)
10.46	Asset Purchase Agreement, dated as of February 4, 2015, by and among Nutricap Labs, LLC, Vitacap Labs, LLC, Canyon Marketing V, LLC, Canyon Marketing II, Inc., Canyon Marketing III, LLC and TCC CM Subco I, Inc.(13)
10.47	Unsecured Promissory Note, dated February 6, 2015, in the amount of $2,500,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC.(13)
10.48	Unsecured Promissory Note, dated February 6, 2015, in the amount of $1,478,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC.(13)

10.49	Transition Services Agreement, dated February 6, 2015, by and between TCC CM Subco I, Inc., Nutricap Labs, LLC and Vitacap Labs, LLC.(13)
10.50	Registration Rights Agreement, dated as of February 6, 2015, by and between Twinlab Consolidated Holdings, Inc. and 2014 Huntington Holdings, LLC.(13)
10.51	Employment Agreement, dated as of March 15, 2015, between Twinlab Consolidation Corporation and Mark Walsh. (14)
16.1	Letter from Seale & Bears, CPAs dated September 12, 2014.(15)
21.1	Subsidiaries of the Company.*
23.1	Consent of Tanner LLC.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CA	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 30, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2015	TWINLAB CONSOLIDATED HOLDINGS, INC.

By: /s/ Thomas A. Tolworthy
Thomas A. Tolworthy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Thomas A. Tolworthy	President, Chief Executive Officer	March 31, 2015
Thomas A. Tolworthy	and Director (Principal Executive Officer)

/s/ Mark R. Jaggi	Executive Vice President, Chief	March 31, 2015
Mark R. Jaggi	Financial Officer and Treasurer (Principal Financial Officer)

/s/ Seth Ellis	Director	March 31, 2015
Seth Ellis

/s/ William W. Nicholson	Director	March 31, 2015
William W. Nicholson

/s/ David L. Van Andel	Director	March 31, 2015
David L. Van Andel

Item 15(a)

TWINLAB CONSOLIDATED HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twinlab Consolidated Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has negative working capital, has incurred operating losses and negative cash flows from operating activities, expects to incur further losses, and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

March 31, 2015

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Share Amounts)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$437	$300
Restricted cash	370	374
Marketable securities	29	60
Accounts receivable, net	4,604	6,282
Inventories, net	18,418	14,844
Prepaid expenses and other current assets	4,421	1,368
Total current assets	28,279	23,228

Property, plant and equipment, net	2,680	5,040
Intangible assets, net	7,564	8,032
Other assets	986	877

	$39,509	$37,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Checks written in excess of cash	$708	$411
Accounts payable	12,900	8,127
Accrued expenses and other current liabilities	2,061	4,332
Current portion of long-term debt	13,653	75,422
Total current liabilities	29,322	88,292

Long-term liabilities:
Deferred gain on sale of assets	2,052	2,169
Long-term debt, net of current portion and discount	12,772	22,651
Total long-term liabilities	14,824	24,820

Total liabilities	44,146	113,112

Commitments and contingencies

Stockholders’ deficit:
Common stock; $0.001 par value, 5,000,000,000 shares authorized, 220,000,000 and 199,995,000 shares issued and outstanding, respectively	220	200
Additional paid-in capital	182,704	90,165
Stock subscriptions receivable	(100)	-
Accumulated deficit	(187,378)	(166,248)
Accumulated other comprehensive loss	(83)	(52)
Total stockholders’ deficit	(4,637)	(75,935)

	$39,509	$37,177

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in Thousands Except Share Amounts)

	Years Ended December 31,
	2014	2013

Net sales	$61,426	$76,230
Cost of sales	47,654	52,647

Gross profit	13,772	23,583

Selling, general and administrative expenses	25,924	23,391

Income (loss) from operations	(12,152)	192

Other income (expense):
Interest expense, net	(6,388)	(5,547)
Realized gain on marketable securities	-	892
Other income (expense), net	(2,529)	2,014

Total other expense	(8,917)	(2,641)

Loss before income taxes	(21,069)	(2,449)
Provision for income taxes	(61)	(33)

Net loss	(21,130)	(2,482)

Other comprehensive loss – unrealized loss on marketable securities	(31)	(728)

Total comprehensive loss	$(21,161)	$(3,210)

Weighted average number of common shares outstanding – basic and diluted	213,366,479	199,995,000

Loss per common share – basic and diluted	$(0.10)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2012 (see Note 3)	199,995,000	$200	$90,165	$-	$676	$(163,766)	$(72,725)

Unrealized loss on marketable securities	-	-	-	-	(728)	-	(728)

Net loss	-	-	-	-	-	(2,482)	(2,482)

Balance, December 31, 2013	199,995,000	200	90,165	-	(52)	(166,248)	(75,935)

Issuance of common stock for cash	20,000,000	20	20	-	-	-	40

Recapitalization due to reverse merger (see Note 3)	5,000	-	85	(300)	-	-	(215)

Issuance of warrants for:
Debt discount	-	-	1,481	-	-	-	1,481
Deferred financing costs	-	-	3,109	-	-	-	3,109

Related party debt contributed to capital	-	-	87,844	-	-	-	87,844

Unrealized loss on marketable securities	-	-	-	-	(31)	-	(31)

Reduction in stock subscriptions receivable	-	-	-	200	-	-	200

Net loss	-	-	-	-	-	(21,130)	(21,130)

Balance, December 31, 2014	220,000,000	$220	$182,704	$(100)	$(83)	$(187,378)	$(4,637)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,130)	$(2,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,425	1,624
Warrants issued for interest expense	1,481	-
Non-cash interest on debt	2,678	739
Non-cash gain on settlement of debt	(78)	-
Loss on write down of property, plant and equipment	2,373	-
Gain on sale of property, plant and equipment	-	(240)
Realized gain on marketable securities	-	(892)
Provision for obsolete inventory	(103)	(470)
Provision for losses on accounts receivable	53	(93)
Changes in operating assets and liabilities:
Accounts receivable	1,625	850
Inventories	(3,471)	4,851
Prepaid expenses and other current assets	(3,053)	(217)
Checks written in excess of cash	297	411
Accounts payable	4,566	(305)
Accrued expenses and other current liabilities	(1,398)	121

Net cash provided by (used in) operating activities	(14,735)	3,897

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	-	8,146
Purchases of property, plant and equipment	(611)	(418)
Proceeds from the sale of marketable securities	-	892
Purchase of intangible assets	-	(530)
Change in restricted cash	4	(3)

Net cash provided by (used in) investing activities	(607)	8,087

Cash flows from financing activities:
Net change in revolving credit facility	1,431	(5,249)
Proceeds from the issuance of debt	19,862	2,351
Repayment of debt	(5,564)	(8,379)
Proceeds from the issuance of common stock	40	-
Reduction in stock subscriptions receivable	200	-
Purchase and retirement of treasury stock	(8)	-
Payment of financing costs	(454)	(416)
Payment of security deposits	(28)	(71)

Net cash provided by (used in) financing activities	15,479	(11,764)

Net increase in cash	137	220
Cash at the beginning of the year	300	80

Cash at the end of the year	$437	$300

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) - Continued

	Years Ended December 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,738	$3,546
Cash paid for income taxes	40	17

Supplemental disclosure of non-cash investing and financing transactions:
Change in unrealized holding gain (loss) on marketable securities	$(31)	$(728)
Warrants issued for debt discount	3,109	-
Related party debt contributed to capital	87,844	-
Recapitalization due to reverse merger:
Additional paid-in capital	85	-
Stock subscriptions receivable	(300)	-
Deferred gain on sale of product line	-	100
Deferred gain on sale of property, plant and equipment	-	2,429
Noncash proceeds from sale of assets	-	473

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Merger

On September 4, 2014, the Company entered into an Agreement and Plan of Merger and entered into a First Amendment to Agreement and Plan of Merger on September 16, 2014 (as amended, the “Merger Agreement”), by and among the Company, TCC MERGER CO (“Sub Co”), a Delaware corporation and wholly-owned subsidiary of the Company, and Twinlab Consolidation Corporation (“TCC”), a Delaware corporation. The Merger Agreement provided for the merger of Sub Co with and into TCC (the “Merger”), with TCC surviving the Merger as a wholly owned subsidiary of the Company. The Merger closed on September 16, 2014.

The Merger has been accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of TCC and its subsidiaries and are recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCC, Twinlab Holdings, Inc. (“THI”), Twinlab Corporation (“Twinlab”), ISI Brands, Inc. (“ISI”), NutraScience Labs, Inc. (“NutraScience”) and NutraScience IP Corporation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Change in Fiscal Year

Effective with the completion of the Merger, the Company changed its fiscal year to end on December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to sales returns and allowances, allowance for doubtful accounts, reserve for inventory obsolescence, recoverability of long-lived assets and estimated value of warrants.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Restricted Cash

At December 31, 2014 and 2013, the Company had restricted cash of $370 and $374, respectively. As part of a credit facility agreement, the Company is required to maintain a balance of $370 in a funding account.

Marketable Securities

Marketable securities consist of equity securities. The Company designates the classification of its marketable securities at the time of purchase and reevaluates this designation as of each balance sheet date. As of December 31, 2014 and 2013, the Company classified its marketable securities as available-for-sale, and these securities are recorded at their quoted market values. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined by specific identification of the security. Unrealized holding gains or losses on available-for-sale securities are excluded from income and are reported in accumulated other comprehensive income until realized. Losses are also recognized when management has determined that there has been an other-than-temporary decline in fair value.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of December 31, 2014 and 2013.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

December 31, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$29	$29	$-	$-

Total	$29	$29	$-	$-

December 31, 2013	Total	Level 1	Level 2	Level 3

Marketable securities	$60	$60	$-	$-

Total	$60	$60	$-	$-

Accounts Receivable and Allowances

Substantially all of the Company’s accounts receivable are from distributors or mass-market customers. The Company grants credit to customers and generally does not require collateral or other security. The Company performs credit evaluations of its customers and provides for expected claims: related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. These allowances approximated $2,372 and $1,826 as of December 31, 2014 and 2013, respectively. The Company sells predominately in the North American and European markets, with international sales transacted in U.S. dollars.

Inventories

Inventories are stated at the lower of cost or market, with costs determined using the weighted average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, including amounts amortized under capital leases, is calculated on the straight-line method over the estimated useful lives of the related assets, which are 35 years for buildings, 7 to 10 years for machinery and equipment, 8 years for furniture and fixtures, and 3 years for computers. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Normal repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in the results of operations.

Intangible Assets

Intangible assets consist primarily of trademarks and customer relationships, which are amortized on a straight-line basis over their estimated useful lives of 30 and 16 years, respectively. The valuation and classification of these assets and the assignment of amortizable lives involve significant judgment and the use of estimates.

The Company believes that its long-term growth strategy supports the recoverability of these amounts; however, recoverability is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability.

Deferred Financing Costs

Costs related to the issuance of debt are capitalized as other assets in the consolidated balance sheets and are amortized using the straight-line method that approximates the effective interest rate method over corresponding periods of the related debt. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of comprehensive loss.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangible assets under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of selling, general and administrative expenses and totaled $3,691 and $3,913 in 2014 and 2013, respectively.

Advertising and Promotion Costs

The Company advertises its branded products through national and regional media and through cooperative advertising programs with customers. The Company’s advertising expenses were $1,175 and $2,563 in 2014 and 2013, respectively. Customers are also offered in-store promotional allowances, cooperative advertising programs and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are expensed as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $1,559 and $1,395 in 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are determined by applying currently enacted tax laws and rates to cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Valuation allowances against deferred tax assets are recorded when management concludes that it is more likely than not that such deferred tax assets will not be realized.

The Company’s federal and state income tax returns prior to the year ended December 31, 2010 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with uncertain tax positions as part of selling, general and administrative expenses and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and/or penalties, it has been classified in the consolidated statements of operations and comprehensive loss as selling, general and administrative expenses.

The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

Net Loss per Common Share

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Due to the fact that for all periods presented, the Company incurred net losses, potential dilutive common share equivalents as of December 31, 2014 and 2013, totaling 84,683,227 and 0, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended December 31, 2014 and 2013.

Significant Concentrations of Risk

Sales to the Company’s top three major customers aggregated to approximately 26% and 29% of total sales in 2014 and 2013, respectively. Sales to one of those customers were approximately 12% and 12% of total sales in 2014 and 2013, respectively. Accounts receivable from these customers were approximately 24% and 20% of total accounts receivable as of December 31, 2014 and 2013, respectively.

Geographic Concentrations

Net revenues from customers residing in the following foreign countries were as follows for 2014 and 2013:

	2014	% of Total Revenues	2013	% of Total Revenues

Mexico	$1,536	2.50%	$1,716	2.25%
Canada	$2,212	3.60%	$1,498	1.97%
Other	$6,804	11.08%	$9,153	12.01%

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This amended guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance, and creates a Topic 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1. Identify the contract(s) with a customer.

Step 2. Identify the performance obligations in the contract.

Step 3. Determine the transaction price.

Step 4. Allocate the transaction price to the performance obligations in the contract.

Step 5. Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-09.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this Update provide guidance in U.S. Generally Accepted Accounting Principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not yet determined how its consolidated financial statements will be affected by the adoption of ASU 2014-15.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At December 31, 2014, the Company had an accumulated deficit of $187,378 and a total stockholders’ deficit of $4,637. Through 2003, these losses were primarily associated with start-up activities and brand and infrastructure development. Since then, losses were primarily attributable to lower than planned sales resulting from high customer inventory positions at the beginning of the year, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders, and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $1,043 at December 31, 2014. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands, with international expansion; continuing emphasis on major customers and private label opportunities with major customers, key products and introducing new products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations in 2015, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with the Merger, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions, harnessing synergies from the Nutricap acquisition, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs (see Note 11).

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – MERGER

On September 4, 2014, the Company entered into the Merger Agreement.  The Merger Agreement provided for the Merger with TCC surviving the Merger as a wholly owned subsidiary of the Company. The Merger closed on September 16, 2014. Previously on August 7, 2014, TCC acquired Idea Sphere, Inc. (“Idea Sphere”) and its subsidiaries. TCC established a wholly-owned subsidiary, TCC Subco, that merged with Idea Sphere. On August 27, 2014, the name of Idea Sphere was changed to THI.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

The Merger has been accounted for as a reverse triangular merger.  TCC is the accounting acquirer for financial reporting purposes and the Company is the accounting acquiree.  Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of TCC and will be recorded at the historical cost basis of TCC. The consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and TCC, the operations of TCC and its subsidiaries, and the operations of the Company.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31:

	2014	2013

Equity securities:
Cost	$112	$112
Fair value	29	60
Unrealized loss	(83)	(52)

NOTE 5 – INVENTORIES

Inventories consisted of the following at December 31:

	2014	2013

Raw materials	$8,757	$5,302
Work in process	2,492	2,023
Finished goods	8,738	9,191

	19,987	16,516
Reserve for obsolete inventory	(1,569)	(1,672)

	$18,418	$14,844

During 2014 and 2013, the Company purchased finished goods inventories from a related party totaling $0 and $1,737, respectively. As of December 31, 2014 and 2013, there were no outstanding accounts payable to this related party.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013

Machinery and equipment	$10,366	$10,006
Computers and other	6,593	6,339
Land	577	577
Aquifer	482	2,855
Leasehold improvements	1,515	1,515

	19,533	21,292
Accumulated depreciation and amortization	(16,853)	(16,252)

	$2,680	$5,040

Assets held under capital leases are included in machinery and equipment and amounted to $2,169 and $2,019 as of December 31, 2014 and 2013, respectively.

Depreciation and amortization expense totaled $598 and $904 in 2014 and 2013, respectively.

In 2013, the Company entered into a sale-leaseback arrangement relating to its office facilities. Under the terms of the arrangement, the Company’s office building and surrounding land, which had a carrying amount of $4,848 were sold for $7,276. Proceeds from the sale were used to pay a portion of the senior credit facility loans (see Note 8). The Company then leased the property back under a 15-year operating lease that requires monthly lease payments of $60, which increase throughout the term of the lease. The Company recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease.

In 2013, the Company entered into a sale-leaseback arrangement relating to equipment. Under the terms of the arrangement, certain equipment items were sold for $2,000. Proceeds from the sale were used to pay a portion of the senior credit facility loans (see Note 8). The Company then leased the equipment back under a 42-month capital lease that requires monthly lease payments of $58 and bears an interest rate of 10.5%. The Company will have the option to purchase the equipment at the end of the lease.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2014	2013

Trademarks	$10,142	$10,142
Customer relationships	1,824	1,824

	11,966	11,966
Accumulated amortization	(4,402)	(3,934)

	$7,564	$8,032

Trademarks are amortized over a period of 30 years and customer relationships are amortized over a period of 16 years. Amortization expense was $468 and $448 in 2014 and 2013, respectively.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Estimated aggregate amortization expense for the trademarks and customer relationships for each of the five fiscal years subsequent to 2014 is as follows:

Years Ending December 31,
2015	$444
2016	444
2017	444
2018	444
2019	444
Thereafter	5,344

$7,564

NOTE 8 – LONG-TERM DEBT

Long term-debt consisted of the following as of December 31:

	2014	2013

Related-Party Debt: Notes payable to an entity owned by stockholders, unsecured, with interest rate of 16.2% , maturing through July 25, 2017	$9,797	$-

Related Party Debt - extinguished in 2014	-	15,778

Senior Credit Facility: Revolving $9,500 asset-based credit facility payable to a financial institution with an interest rate equal to LIBOR plus 6% (6.25% as of December 31, 2014), due on demand. The Company is required to pay an unused commitment fee of 0.75% per annum. Collateralized by a first priority lien on all of the assets of the Company. Certain stockholders have also personally guaranteed the Senior Credit Facility (see Note 15)	8,945	7,514

Note Payable: Note payable to an institutional lender, with interest rate of 12%, maturing in November 2019, net of discount of $3,006	4,994	-

Vendor Term Notes: Unsecured loans payable to vendors with rates ranging from 7% to 6% and maturing dates of November 2014 and May 2015	520	-

Capital Lease Obligations: Capital leases with rates ranging from 10.5% to 10.25% and maturing dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment in the American Fork facility	2,169	2,019

Direct Stockholder Loans – extinguished in 2014	-	44,721

Subordinated Bank Debt – extinguished in 2014	-	28,041

Total	26,425	98,073
Less current portion	(13,653)	(75,422)

Long-term debt	$12,772	$22,651

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Future aggregate maturities of long-term debt as of December 31, 2014 were as follows:

Years Ending December 31,
2015	$13,653
2016	4,960
2017	3,043
2018	949
2019	3,820

$26,425

Certain of the long-term debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. In management’s opinion, the Company was in compliance with the covenants as of December 31, 2014.

On August 7, 2014 and on September 16, 2014, in anticipation of and contemporaneously with the Merger, respectively, Twinlab entered into amendments of its revolving credit facility with Fifth Third Bank, which had a credit limit of $15,000, primarily for the purpose of obtaining the bank's consent to the Merger.   On November 13, 2014, the credit limit was reduced to $9,500.  Subsequent to December 31, 2014, the credit facility was paid in full and terminated (see Note 15).

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

On July 31, 2014, Twinlab entered into a “Debt Repayment Agreement” with a related party pursuant to which the related party exchanged debt totaling approximately $90,000 in consideration of (i) the issuance by THI to such party of 7,000 shares of Series B cumulative preferred stock and Idea Sphere’s or THI’s undertaking to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company on all domestic securities exchanges on which it is listed equals or exceeds $5.06 per share. The 7,000 shares of Series B preferred stock were subsequently exchanged for shares of the Company’s common stock in the Merger.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly and payments commenced on November 30, 2014. The Company (i) granted the investor a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. The investor also agreed to purchase from the Company an additional note in the amount of $2,000 no later than November 13, 2015. The Company issued the investor a warrant to purchase 4,091,122 shares of the Company’s common stock at an aggregate exercise price of $0.01.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

In connection with the Merger, the Chief Executive Officer and President of the Company (the “CEO”) entered into a Subscription and Surrender Agreement with TCC, the benefit of which accrues to the Company, pursuant to which the CEO will contribute, for no consideration, up to 65,306,102 shares of the common stock received in the Merger he holds to facilitate acquisitions and the raising of capital by the Company, provide a pool of shares to be used for incentive awards by the Company and for use by the Company for other proper purposes, without such events diluting the interests of other shareholders.  The CEO also has a contingent agreement to acquire up to 5,021,834 shares of the Company’s outstanding common stock if either or both of the transactions subject to the option agreements discussed in Note 11 do not close.

Pursuant to the Subscription and Surrender Agreement, the CEO acquired one share of TCC Series A Redeemable Preferred Stock in exchange for consideration of $200. The one share of Series A Preferred Stock was exchanged for shares of common stock of the Company in the Merger.

Of the shares issued in the Merger, a total of 5,021,834 shares of common stock related to prior Securities Purchase Agreements whereby the investors acquired shares of common stock of TCC in exchange for promissory notes totaling $100. The subscription notes receivable bear interest at the rate of 5% per annum and mature on the date when proposed asset purchase agreements among certain affiliates of the investors are entered into. The subscription note for $30 has matured but has not yet been paid.

As of December 31, 2014, the only equity compensation plan in effect was the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which plan was assumed by the Company in connection with the Merger. The TCC Plan originally established a pool of 20,000,000 shares of TCC common stock for issuance as incentive awards to employees of TCC for the purposes of attracting and retaining qualified employees who will aid in the success of TCC. The Board of Directors intends to review and either amend and restate the TCC Plan or adopt a replacement and/or additional plan in the near future, which may include an increase in the number of securities available for issuance under the plan and will seek stockholder approval thereof. As noted above, Mr. Tolworthy has agreed to surrender some of his shares of the Company’s stock for purposes of the TCC Plan or other incentive compensation plan.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

NOTE 10 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

In connection with the September 3, 2014 related party debt agreement described in Note 8, TCC issued to the lender a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017, which warrant was assumed by the Company in connection with the Merger and is now exercisable into shares of the Company’s common stock. The warrant agreement contains certain anti-dilution provisions.

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

The Company and Capstone have entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (as so amended, the “Put Agreement”), pursuant to which Capstone indicated its intent to exercise the Series A Warrant over a 36 month term at a monthly rate of no less than 1,461,988 shares of common stock commencing on November 15, 2014 and on a monthly basis thereafter. In the event that Capstone does not exercise the Series A Warrant such that as of February 16, 2015 or any applicable exercise date thereafter, Capstone’s cumulative purchases of common stock pursuant to the Series A Warrant has not been at a rate that is equal to or in excess of the minimum rate, then the Company has the right to notify Capstone of the Company’s exercise of its put rights under the Put Agreement. Upon receipt of such notice, Capstone is required to exercise the Series A Warrant to (i) purchase by a date identified in the notice, such amount of common stock as would, if purchased as of February 16, 2015 or any applicable exercise date, have made Capstone’s purchases of common stock pursuant to the Series A Warrant as of such exercise date equal to the minimum rate, and (ii) purchase by a date that is no later than each subsequent periodic exercise date an amount of common stock such that as of each such periodic exercise date, Capstone’s cumulative purchases of common stock pursuant to the Series A Warrant through that date will have been at a rate that is no less than the minimum rate. Following delivery of the put notice by the Company, Capstone’s failure to make the initial mandatory purchase by the put date is an “Event of Default”. Following the delivery of the put notice by the Company, Capstone’s failure to make when due any periodic mandatory purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach will be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) Capstone’s right to purchase all shares of common stock remaining unpurchased under the Series A Warrant is converted into an obligation, accelerated and immediately due and (ii) the Series B Warrant immediately terminates as to any shares of common stock remaining exercisable under the Series B Warrant. In the event the Company invokes its right pursuant to the put notice to require Capstone to exercise the Series A Warrant, the exercise price per share of common stock thereunder is $0.775 per share. In the event that the Company converts and accelerates Capstone’s obligations to purchase the shares of common stock remaining unexercised under the Series A Warrant, Capstone has the right to surrender issued and outstanding shares of common stock to the Company to be credited towards Capstone’s obligations, with such surrendered shares valued at $0.76 per share of common stock. As of the date of this report, the Company has not received funds related to the Series A Warrant and the Company has not delivered the put notice.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

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

Pursuant to the November 13, 2014 note payable to an institutional investor discussed in Note 8, the investor was issued a warrant to acquire 4,091,122 shares of common stock, subject to certain adjustments, at a purchase price of $0.001 in the aggregate, at any time prior to November 13, 2019. In the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant shall be increased in the event the Company’s and its Subsidiaries’ (as defined in the warrant agreement) audited Adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250. The Company has granted the investor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrant.

A summary of the status of the warrants issued by the Company as of December 31, 2014, and changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	-	$-

Granted	84,683,227	0.72
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2014	84,683,227	$0.72

The Company estimated the grant date value of the September 3, 2014 warrants using the Black-Scholes pricing model at $1,481 and included that amount in interest expense.

The Company estimated the grant date value of the November 13, 2014 warrants using the Black-Scholes pricing model at $3,109 and included that amount in debt discount.

NOTE 11 – OPTION AGREEMENTS

In September 2014, TCC entered into an option agreement ("Option No. 1") that gives TCC an exclusive option to purchase 100% of the equity of a marketer and distributor of nutritional products (“Target No. 1”) on certain agreed upon terms.  TCC paid $2,000 to acquire Option No. 1, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2014.  Option No. 1 can be exercised on or before July 13, 2015.  As an option, the Company will have the right, but not the obligation, to acquire the equity of Target No. 1 for a purchase price of $37,000, payable in cash at the closing of the acquisition without reduction for the option purchase price.  At present none of the Company, TCC or any other subsidiary of the Company has sufficient funds necessary to close on the acquisition of the equity of Target No. 1, if it were to exercise Option No. 1.  The Company believes that it and TCC will be able to raise the necessary funds to exercise Option No. 1 on a timely basis, although there can be no assurance that the Company and TCC will be successful.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

In September 2014, TCC entered into an option agreement (“Option No. 2”) that gives TCC an exclusive option to purchase substantially all of the assets and assume certain operating liabilities of a manufacturer of nutritional products on certain agreed upon terms (“Target No. 2”).  TCC agreed to pay $350 to acquire Option No. 2, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2014.  Option No. 2 can be exercised on or before December 13, 2014, which date was subsequently extended.  As an option, TCC has the right, but not the obligation, to acquire the assets of Target No. 2, for a purchase price of $10,500, payable in cash at the closing of the acquisition.  The purchase price for the assets of Target No. 2 would not be reduced by the option purchase price.  If the Company does not exercise Option No. 2 within the exercise period, it will pay the grantor break-up fees of approximately of $400.  Subsequent to December 31, 2014, the Company completed a purchase agreement pursuant to the option agreement (see Note 15).

NOTE 12 – INCOME TAXES

The Company has a recorded a provision for income taxes in 2014 and 2013 of $61 and $33, respectively, primarily for minimum state income taxes.

The income tax (provision) benefit differs from the amount computed at federal statutory rates for the years ended December 31, 2014 and 2013 as follows:

	2014	2013

Income tax benefit at federal statutory rate	$7,220	$825
Interest expense	(1,550)	-
State income taxes, net of federal benefit	839	102
Valuation allowance	(7,036)	(945)
Other	466	(15)

	$(61)	$(33)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2014	2013
Current asset:
Accruals and reserves	$688	$707
Valuation allowance	(688)	(707)

Less valuation allowance	$-	$-

Long-term asset (liability):
Depreciation and amortization	$920	$(139)
Accruals and reserves	326	3,629
Deferred revenue	817	873
Net operating loss carryforwards	60,839	51,423
Other	74	135
Valuation allowance	(62,976)	(55,921)

	$-	$-

As a result of recurring operating losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2014 and 2013, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

The Company had federal net operating loss carryforwards of approximately $161,949 and state net operating loss carryforwards of approximately $134,640 at December 31, 2014, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2021 through 2031. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2014 and 2013, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

NOTE 13 – RETIREMENT PROGRAMS

The Company maintains a defined contribution retirement plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 are eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan is a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay day period by participating employees (with matching capped at 6% per pay period). Employer contributions vest ratably over two years. The Company recognized expenses of $358 and $329 related to the Plan in 2014 and 2013, respectively. The Plan provides for the Company to pay the administrative expenses related to the Plan.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company and its subsidiaries are parties to litigation arising in the ordinary course of business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. Based on current information, the Company believes that the ultimate conclusion of the various pending litigation of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Leases

The Company has operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease, and expire at various dates through 2018. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $998 and $748 for 2014 and 2013, respectively.

Certain leases of machinery and office equipment are classified as capital leases and expire at various dates through 2017. The future minimum lease payments in the aggregate are as follows:

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

Years Ending December 31,	Operating Leases	Capital Leases
2015	$973	$804
2016	768	881
2017	718	484
2018	784	-
2019	790	-
Thereafter	6,777	-

	$10,810	$2,169

Employee Agreements

The Company has entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

Minimum Purchase Commitment

The Company entered into an agreement with a certain supplier in April 2013. As part of the agreement, the Company is required to make a minimum purchase with the supplier of at least $5,000 over the term of the 5-year agreement.

NOTE 15 – SUBSEQUENT EVENTS

Restricted Stock Unit Awards

In January and March, 2015, the Company granted to certain employees of the Company a total of 7,353,252 Restricted Stock Units pursuant to the TCC Plan, as assumed by the Company in the Merger. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Units vest 25% each on January 1, 2016, January 1, 2017, January 1, 2018 and January 1, 2019.

Financings

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Funding X Trust (“MidCap”). The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company issued MidCap a warrant to purchase 500,000 shares of common stock at an exercise price of $0.76 per share.

On January 22, 2015, the Company raised proceeds of $5,000 less certain fees and expenses, from the sale of a note to an institutional investor. The proceeds are restricted to pay a portion of the Nutricap acquisition discussed below. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly and payments commencing on February 2, 2015. The Company (i) granted the investor a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued the investor warrants to purchase an aggregate of 2,329,400 shares of common stock, at an aggregate exercise price of $0.01, through February 13, 2020. The number of shares of common stock issuable pursuant to the warrants will be increased if the Company’s audited adjusted EBITDA for the fiscal year ending December 31, 2018 is less than $19,250.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands Except Share and Per Share Amounts)

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from the institutional investor who purchased the $8,000 note discussed in Note 8. The proceeds are restricted to pay a portion of the Nutricap acquisition discussed below. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $90 per quarter and increasing to $130 per quarter. Interest is payable monthly and payments commencing on February 28, 2015. The warrant issued to this investor on November 13, 2014 was cancelled and replaced by a warrant to purchase 4,960,740 shares of common stock at an aggregate exercise price of $0.01. The terms of this warrant are the same as the warrant issued on November 13, 2014.

Nutricap Purchase Agreement

As discussed in Note 11, TCC entered into Option No. 2 in September 2014 that gave TCC an exclusive option to purchase certain assets of a manufacturer of nutritional products. On February 6, 2015, NutraScience, acquired the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services. The purchase price paid for the acquired assets was (i) $8,000 in cash (subject to certain downward adjustments), (ii) assumption of certain liabilities; and (iii) promissory notes in an aggregate principal amount of $3,978 payable as to certain of such amounts (a) on April 6, 2015, subject to a late payment fee of $250 if payment is not timely made, and (b) in twelve monthly installments that commenced on February 27, 2015. Pursuant to a Transition Services Agreement entered into at the closing of the acquisition, Nutricap will provide NutraScience with certain transitional services through August 6, 2015, subject to extension, to assist NutraScience to transfer the purchased customer relationships. NutraScience will pay Nutricap the following fees for the transition services: (i) a monthly fee of $300; (ii) $259 in twelve equal monthly installments for use of Nutricap’s premises; and (iii) (x) 105% of the monthly salary, benefits expenses and other compensation-related expenses and (y) applicable retention bonuses for certain individuals employed by Nutricap prior to the closing who perform transition services for NutraScience.

Indemnification Claims

The Company provides certain rights of indemnification to its contract manufacturing customers, one of whom has tendered to the Company the defense and indemnification of approximately 35 putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. The Company has accepted such tenders subject to a reservation of various rights. The Company believes the allegations, which are essentially common across all the actions, are without merit and intends to vigorously defend these cases, but any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on the Company. In addition, due to the nature and scope of the indemnity and defense the Company will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on the Company's cash flows until such matters are fully and finally resolved.

