Form 10-Q
period 2015-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2015-05-14
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on May 14, 2015 was 220,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$918	$437
Restricted cash	-	370
Marketable securities	57	29
Accounts receivable, net of allowance of $2,449 and $2,372, respectively	8,635	4,604
Inventories, net	16,158	18,418
Prepaid expenses and other current assets	3,829	4,421
Total current assets	29,597	28,279

Property, plant and equipment, net	4,014	2,680
Intangible assets, net	10,919	7,564
Goodwill	8,818	-
Other assets	640	986

	$53,988	$39,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Checks written in excess of cash	$300	$708
Accounts payable	19,533	12,900
Accrued expenses and other current liabilities	4,796	2,061
Derivative liabilities	6,261	-
Notes payable and current portion of long-term debt, net of discount	25,187	13,653
Total current liabilities	56,077	29,322

Long-term liabilities:
Deferred gain on sale of assets	2,011	2,052
Long-term debt, net of current portion and discount	6,657	12,772
Total long-term liabilities	8,668	14,824

Total liabilities	64,745	44,146

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 220,000,000 shares issued and outstanding	220	220
Additional paid-in capital	182,166	182,704
Stock subscriptions receivable	(100)	(100)
Accumulated deficit	(192,988)	(187,378)
Accumulated other comprehensive loss	(55)	(83)
Total stockholders’ deficit	(10,757)	(4,637)

	$53,988	$39,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2015	2014

Net sales	$22,072	$18,669
Cost of sales	18,460	13,885

Gross profit	3,612	4,784

Selling, general and administrative expenses	7,492	6,344

Loss from operations	(3,880)	(1,560)

Other income (expense):
Interest expense, net	(1,731)	(1,345)
Other income, net	2	6

Total other expense	(1,729)	(1,339)

Loss before income taxes	(5,609)	(2,899)
Provision for income taxes	(1)	(3)

Net loss	(5,610)	(2,902)

Other comprehensive loss – unrealized gain (loss) on marketable securities	28	(9)

Total comprehensive loss	$(5,582)	$(2,911)

Weighted average number of common shares outstanding – basic and diluted	220,000,000	199,995,000

Loss per common share – basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,610)	$(2,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	235	296
Amortization of debt discount	489	-
Stock-based compensation	292	-
Provision for obsolete inventory	114	74
Provision for losses on accounts receivable	49	(7)
Changes in operating assets and liabilities:
Accounts receivable	(4,080)	(2,140)
Inventories	2,146	119
Prepaid expenses and other current assets	242	(360)
Other assets	(37)	-
Checks written in excess of cash	(408)	172
Accounts payable	6,633	1,992
Accrued expenses and other current liabilities	861	(62)

Net cash provided by (used in) operating activities	926	(2,818)

Cash flows from investing activities:
Cash paid in acquisition	(6,126)	-
Purchase of property, plant and equipment	(1,455)	(56)
Change in restricted cash	370	(2)

Net cash used in investing activities	(7,211)	(58)

Cash flows from financing activities:
Proceeds from the issuance of debt	8,867	21,725
Repayment of debt	(1,579)	(18,727)
(Increase) decrease in security deposits	19	(30)
Payment of debt issuance costs	(541)	-

Net cash provided by financing activities	6,766	2,968

Net increase in cash	481	92
Cash at the beginning of the period	437	300

Cash at the end of the period	$918	$392

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Three Months Ended March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,165	$825
Cash paid for income taxes	12	10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain (loss) on marketable securities	$28	$(9)
Accrued interest payable added to debt principal	-	2,263
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	3,978	-
Liabilities assumed	1,874	-
Other assets	350	-
Assets acquired:
Intangible assets	3,510	-
Goodwill (net of cash paid of $8,818)	2,692	-
Other assets transferred to debt discount	364	-
Warrant value transferred from additional paid-in capital to debt discount	3,109	-
Issuance of warrants for additional paid-in capital and debt discount	2,279	-
Issuance of warrants for derivative liability and debt discount	3,152	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Twinlab Consolidated Holdings, Inc. (the “Company”) was incorporated on October 24, 2013 under the laws of the State of Nevada as Mirror Me, Inc. On August 7, 2014, the Company amended its articles of incorporation and changed its name to Twinlab Consolidated Holdings, Inc.

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Twinlab Consolidation Corporation (“TCC”), Twinlab Holdings, Inc. (“THI”), Twinlab Corporation (“Twinlab”), ISI Brands, Inc. (“ISI”), NutraScience Labs, Inc. (“NutraScience”) and NutraScience IP Corporation.

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

Nutricap Purchase Agreement

As further discussed in Note 3, on February 6, 2015, NutraScience acquired the customer relationships of Nutricap Labs, LLC, a provider of dietary supplement contract manufacturing services.

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

Significant Concentration of Credit Risk

Sales to the Company’s top three major customers aggregated to approximately 37% and 33% of total sales for the three months ended March 31, 2015 and 2014, respectively. Sales to one of those customers were approximately 26% and 19% of total sales for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable from these customers were approximately 37% and 24% of total accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

Geographic Concentrations

Net revenues from customers residing in the following foreign countries were as follows for the three months ended March 31, 2014 and 2013:

	March 31, 2015	% of Total Revenues	March 31, 2014	% of Total Revenues
Mexico	$218	0.99%	$509	2.73%
Canada	$555	2.52%	$704	3.77%
Other	$1,284	5.82%	$1,582	8.47%

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015	Total	Level 1	Level 2	Level 3

Marketable securities	$57	$57	$-	$-
Derivative liability	6,261	-	-	6,261

December 31, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$29	$29	$-	$-

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

Due to the fact that for all periods presented, the Company incurred net losses, potential dilutive common share equivalents as of March 31, 2015 and December 31, 2014, totaling 89,871,978 and 84,683,227, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We adopted the new guidance effective January 1, 2015. Our prior period financial statements were not impacted by the early adoption of this Update.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At March 31, 2015, the Company had an accumulated deficit of $192,988 and a total stockholders’ deficit of $10,757. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $26,480 at March 31, 2015. The Company also has significant debt payments due within the next 12 months and significant debt classified as a current liability due to non-compliance with debt covenants.

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations in 2015, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with the Merger, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs (see Note 3).

The Company’s adjusted EBITDA as of March 31, 2015 was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility and two notes payable to institutional investors (see Note 7). Consequently, the full amount of these obligations are included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – NUTRICAP ASSET ACQUISITION

TCC entered into an option agreement in September 2014 (the “Option Agreement”) that gave TCC an exclusive option to purchase certain assets of a provider of dietary supplement contract manufacturing services (“Nutricap”). Pursuant to the Option Agreement, as amended and restated and further amended, and an Asset Purchase Agreement (the “Nutricap Purchase Agreement”), dated and effective as of February 4, 2015, the acquisition was consummated on February 6, 2015 by NutraScience.

Nutricap provides dietary supplement contract manufacturing services. Pursuant to the Nutricap Purchase Agreement, NutraScience acquired Nutricap’s customer relationships. NutraScience assumed certain of the liabilities of Nutricap, including, without limitation, liabilities for (i) certain taxes; and (ii) NutraScience’s agreement to offer a credit to any customer in an amount equal to the amount of any Customer Deposit (as defined in the Nutricap Purchase Agreement) placed by such customer in connection with an existing purchase order with respect to which such customer agrees to novate such purchase order with NutraScience pursuant to a Novation Contract (as defined in the Nutricap Purchase Agreement).

The aggregate consideration for the purchased assets is comprised of the following:

Cash ($8,000 reduced by customer deposits of $1,874)	$6,126
Deposit paid in 2014	350
Novation contract deposit credit liability	1,874
Short-term notes payable to Nutricap	3,978

Total purchase price	$12,328

The purchase price has been allocated as follows:

Customer relationships	$3,510
Goodwill	8,818

Total	$12,328

The customer relationships are amortized over an estimated economic life of ten years using the straight-line method.

The short-term notes payable to Nutricap include a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition, which note currently remains unpaid, and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. The failure to pay the $2,500 note at maturity resulted in a $250 late payment penalty.

The parties entered into a Transition Services Agreement, dated February 6, 2015, pursuant to which Nutricap will provide NutraScience with certain transitional services to assist in the transfer of the customer relationships acquired pursuant to the Nutricap Purchase Agreement (the “TSA”). The TSA provides that Nutricap will provide NutraScience with, among other services, (i) the services of certain Nutricap personnel; (ii) the right to use Nutricap’s premises; (iii) access to Nutricap’s information services; and (iv) accounting services.

The TSA is in effect until August 6, 2015 subject to NutraScience’s right to extend the term of the TSA for up to an additional 6 months. Notwithstanding the foregoing, NutraScience has the right to discontinue provision of services under the TSA prior to the end of the term but will still be responsible for paying the costs of using Nutricap’s premises through the end of the term.

NutraScience will pay Nutricap the following fees pursuant to the TSA: (i) a monthly fee of $300; (ii) $259 in 12 equal monthly installments for use of Nutricap’s premises; (iii) applicable retention bonuses for certain individuals employed by Nutricap who perform transition services under the TSA; and (iv) 105% of any actual shipping and warehousing expenses incurred by Nutricap at the request and on behalf of NutraScience.

NOTE 4 – INVENTORIES

Inventories consisted of the following at:

	March 31, 2015	December 31, 2014

Raw materials	$5,813	$8,757
Work in process	2,229	2,492
Finished goods	9,799	8,738

	17,841	19,987
Reserve for obsolete inventory	(1,683)	(1,569)

	$16,158	$18,418

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2015	December 31, 2014

Machinery and equipment	$10,762	$10,366
Computers and other	7,650	6,593
Land	577	577
Aquifer	482	482
Leasehold improvements	1,515	1,515

	20,986	19,533
Accumulated depreciation and amortization	(16,972)	(16,853)

	$4,014	$2,680

Assets held under capital leases are included in machinery and equipment and amounted to $572 and $2,169 as of March 31, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense totaled $121 and $202 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2015	December 31, 2014

Trademarks	$10,142	$10,142
Customer relationships	5,334	1,824

	15,476	11,966
Accumulated amortization	(4,557)	(4,402)

	$10,919	$7,564

Trademarks are amortized over a period of 30 years and customer relationships are amortized over periods ranging from 10 to 16 years. Amortization expense was $155 and $117 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7 – DEBT

Debt consisted of the following at:

	March 31, 2015	December 31, 2014

Related-Party Debt: Note payable to an entity owned by stockholders, unsecured, with an imputed interest rate of 16.2%, maturing through July 25, 2017	$8,958	$9,797

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to an institutional lender, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $486	10,326	-

Notes Payable: Notes payable to an institutional lender, with interest rate of 12%, maturing in November 2019, net of discount of $6,417	3,583	4,994

Note Payable: Note payable to an institutional lender, with interest rate of 12%, maturing in February 2020, net of discount of $1,950	3,050	-

Vendor Term Notes: Unsecured loans payable to vendors with rates ranging from 7% to 6% and maturity dates of November 2014 and May 2015	96	520

Note Payable: Unsecured note payable issued pursuant to the Nutricap Purchase Agreement, bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015 (see description in Note 3 above)	1,356	-

Note Payable: Unsecured note payable issued pursuant to the Nutricap Purchase Agreement, bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the Nutricap acquisition (see description in Note 3 above)	2,500	-

Capital Lease Obligations: Capital leases with rates ranging from 10.5% to 10.25% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment in the American Fork facility	1,975	2,169

Senior Credit Facility: Revolving $9,500 asset-based credit facility payable to a financial institution, repaid in 2015	-	8,945

Total	31,844	26,425
Less current portion	(25,187)	(13,653)

Long-term debt	$6,657	$12,772

Certain of the debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. The Company’s Adjusted EBITDA as of March 31, 2015 was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility, the note payable to an institutional investor for $3,583, and the note payable to an institutional investor for $3,050. Consequently, the full amount of these obligations are included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015.

Pursuant to a July 2014 “Debt Repayment Agreement” with a related party, the Company is obligated pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company on all domestic securities exchanges on which it is listed equals or exceeds $5.06 per share.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly commencing on November 30, 2014. The Company (i) granted the investor a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. The investor also agreed to purchase from the Company an additional note in the amount of $2,000, no later than November 13, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from the institutional investor who purchased the $8,000 note discussed in the preceding paragraph. The proceeds were restricted to pay a portion of the Nutricap acquisition discussed in Note 3. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”), on January 23, 2015. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan (see Note 8 below).

On January 22, 2015, the Company raised proceeds of $5,000 less certain fees and expenses, from the sale of a note to an institutional investor. The proceeds were restricted to pay a portion of the Nutricap asset acquisition discussed in Note 3. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly commencing on February 2, 2015. The Company (i) granted the investor a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 8 below).

NOTE 8 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENTS

In connection with a September 3, 2014 related party debt agreement, TCC issued to the lender a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017. The warrant agreement contains certain anti-dilution provisions, and through March 31, 2015, the number of common shares that may be acquired was increased by 185,306 shares .

The Company issued a Series A Warrant (the “Series A Warrant”) to Capstone Financial Group, Inc. (“Capstone”), effective as of September 30, 2014. Pursuant to the Series A Warrant, Capstone has the right to purchase up to 52,631,579 shares of common stock at an exercise price of $0.76 per share. The Series A Warrant is exercisable from October 1, 2014 through October 31, 2017. The Series A Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of common stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of common stock issuable under the Series A Warrant shall enjoy the same anti-dilution protection as that first issued security.

The Company also issued a Series B Warrant (the “Series B Warrant”) to Capstone, effective as of September 30, 2014. Pursuant to the Series B Warrant, Capstone has the right to purchase up to 22,368,421 shares of common stock at an exercise price of $0.76 per share. The Series B Warrant is exercisable from October 1, 2014 through October 31, 2017 but only to the extent and in the same proportions as exercises by Capstone of the Series A Warrant. The Series B Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger. The Company has agreed with Capstone that if the Company issues a security (i) exercisable or exchangeable for or (ii) convertible into shares of common stock at a date after October 1, 2014 and such security provides for anti-dilution protection, the shares of common stock issuable under the Series B Warrant shall enjoy the same anti-dilution protection as that first issued security.

The Company and Capstone have entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (as so amended, the “Put Agreement”), pursuant to which Capstone indicated its intent to exercise the Series A Warrant over a 36 month term at a monthly rate of no less than 1,461,988 shares of common stock commencing on November 15, 2014 and on a monthly basis thereafter. In the event that Capstone does not exercise the Series A Warrant such that as of February 16, 2015 or any applicable exercise date thereafter, Capstone’s cumulative purchases of common stock pursuant to the Series A Warrant has not been at a rate that is equal to or in excess of the minimum rate, then the Company has the right to notify Capstone of the Company’s exercise of its put rights under the Put Agreement. Upon receipt of such notice, Capstone is required to exercise the Series A Warrant to (i) purchase by a date identified in the notice, such amount of common stock as would, if purchased as of February 16, 2015 or any applicable exercise date, have made Capstone’s purchases of common stock pursuant to the Series A Warrant as of such exercise date equal to the minimum rate, and (ii) purchase by a date that is no later than each subsequent periodic exercise date an amount of common stock such that as of each such periodic exercise date, Capstone’s cumulative purchases of common stock pursuant to the Series A Warrant through that date will have been at a rate that is no less than the minimum rate. Following delivery of the put notice by the Company, Capstone’s failure to make the initial mandatory purchase by the put date is an “Event of Default”. Following the delivery of the put notice by the Company, Capstone’s failure to make when due any periodic mandatory purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach will be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) Capstone’s right to purchase all shares of common stock remaining unpurchased under the Series A Warrant is converted into an obligation, accelerated and immediately due and (ii) the Series B Warrant immediately terminates as to any shares of common stock remaining exercisable under the Series B Warrant. In the event the Company invokes its right pursuant to the put notice to require Capstone to exercise the Series A Warrant, the exercise price per share of common stock thereunder is $0.775 per share. In the event that the Company converts and accelerates Capstone’s obligations to purchase the shares of common stock remaining unexercised under the Series A Warrant, Capstone has the right to surrender issued and outstanding shares of common stock to the Company to be credited towards Capstone’s obligations, with such surrendered shares valued at $0.76 per share of common stock. As of March 31, 2015, the Company had not received funds related to the Series A Warrant and the Company had not delivered the put notice.

The Company and Capstone entered into a Registration Rights Agreement, dated as of September 30, 2014 (the “Registration Agreement”). Pursuant to the Registration Agreement, Capstone can require the Company to register the shares of common stock acquired upon exercise of the Series A Warrant and the Series B Warrant at such time as the Company is eligible to register securities on a Registration Statement on Form S-3 and thereafter file additional registration statements if requested by Capstone on a quarterly basis. The Registration Agreement contains terms and conditions customary for the grant of registration rights.

In connection with the November 13, 2014 note for $8,000, the institutional investor was issued a warrant to acquire 4,091,122 shares of common stock at an aggregate purchase price of $0.01 through November 13, 2019. Subsequently, and in connection with the additional $2,000 note from the same institutional investor, the warrant was cancelled and replaced on February 6, 2015 by a warrant to purchase a total of 4,960,740 shares of common stock at an aggregate exercise price of $0.01. The other terms of this warrant are the same as the warrant issued on November 13, 2014. In connection with this institutional investor’s consent to the terms of additional debt obtained by the Company on January 22, 2015, the Company granted this institutional investor a warrant to acquire a total of 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant the investor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants.

The institutional investor has the right, under certain circumstances, to require the Company to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) the Company does not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by such investor will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase.

The Company has the right, under certain circumstances, to require the investor to sell to the Company all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750.

In connection with the line of credit agreement with MidCap described in Note 7, the Company issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant”). The Company and MidCap have entered into a Registration Rights Agreement, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant.

In connection with the January 22, 2015 note payable to an institutional investor, the Company issued the investor warrants to purchase an aggregate of 2,329,400 shares of common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, the Company also granted to the investor a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant the investor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants.

The shares issuable pursuant to the warrants granted during the three months ended March 31, 2015 are generally subject to adjustment on terms and conditions customary for transactions of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property. In addition, the Company is required to give additional anti-dilution protection under the MidCap Warrant in the event the Company issues a security exercisable for or convertible into shares of Common Stock and such security contains anti-dilution protection. The number of shares of common stock issuable pursuant to the January 22, 2015 warrants for 2,329,400 shares and the February 6, 2015 warrants for 4,960,740 shares will be increased if the Company’s audited adjusted EBITDA for the fiscal year ending December 31, 2018 is less than $19,250.

A summary of the status of the warrants issued by the Company as of March 31, 2015, and changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	84,683,227	$0.72

Granted	9,279,873	$0.20
Canceled / Expired	(4,091,122)	$0.00
Exercised	-	$-

Outstanding, March 31, 2015	89,871,978	$0.68

NOTE 9 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to the January 22, 2015 warrants for 2,329,400 shares and the February 6, 2015 warrants for 4,960,740 shares will be increased if the Company’s audited adjusted EBITDA for the fiscal year ending December 31, 2018 is less than $19,250.

The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements and accordingly, has estimated the total fair value of the derivative liabilities at $6,261 as of March 31, 2015.

During the three months ended March 31, 2015, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2014	$-
Addition to liabilities for new warrants issued	6,261

Derivative liabilities at March 31, 2015	$6,261

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company has authorized preferred stock of 500,000,000 shares. No shares of the preferred stock have been issued.

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through March 2015, the Company granted to certain employees of the Company a total of 7,503,252 Restricted Stock Units pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each on January 1, 2016, January 1, 2017, January 1, 2018 and January 1, 2019. The Company estimated the grant date value of the Restricted Stock Units at $0.76 per share, and will amortize the total estimated grant date value over the vesting periods.

NOTE 11 – OPTION AGREEMENT

In September 2014, TCC entered into an option agreement ("Option No. 1") that gives TCC an exclusive option to purchase 100% of the equity of a marketer and distributor of nutritional products (“Target No. 1”) on certain agreed upon terms.  TCC paid $2,000 to acquire Option No. 1, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.  Option No. 1 can be exercised on or before July 13, 2015.  As an option, the Company will have the right, but not the obligation, to acquire the equity of Target No. 1 for a purchase price of $37,000, payable in cash at the closing of the acquisition without reduction for the option purchase price.  At present none of the Company, TCC or any other subsidiary of the Company has sufficient funds necessary to close on the acquisition of the equity of Target No. 1, if it were to exercise Option No. 1.  The Company believes that it and TCC will be able to raise the necessary funds to exercise Option No. 1 on a timely basis, although there can be no assurance that the Company and TCC will be successful.

NOTE 12 – SUBSEQUENT EVENTS

Warrant Exercises

On April 6, 2015, Capstone exercised its right to purchase an aggregate of 263,158 shares of common stock pursuant to the Series A Warrant dated September 30, 2014 (see Note 8). Proceeds to the Company were $200.

On April 20, 2015, Capstone exercised its right to purchase an aggregate of 394,737 shares of Common Stock pursuant to the Series A Warrant dated September 30, 2014. Proceeds to the Company were $300.

Tolworthy Surrender Agreement

As previously disclosed, on September 3, 2014, TCC entered into a Subscription and Surrender Agreement with Thomas Tolworthy, which agreement was assumed by the Company on September 16, 2014 in connection with the merger with TCC (the “Surrender Agreement”). Pursuant to the Surrender Agreement, Mr. Tolworthy is required, upon request by the Company, to surrender up to 65,306,102 shares of common stock for use by the Company. On May 11, 2015, the Company requested pursuant to the Surrender Agreement, and Mr. Tolworthy agreed, to surrender 697,895 shares to the Company, which shares will be placed in the treasury.

Office Lease Agreement

On April 7, 2015, the Company and TCC, as co-tenants, entered into an Office Lease Agreement (the “Lease”) for premises in the St. Petersburg, Florida (“Building”). The term of the Lease is for twelve years, commencing on May 1, 2015 and ending on April 30, 2027. The Company has options to extend the term of the Lease for two additional periods of five years each and certain rights of first offer and rights of first refusal to lease additional space at the Building. Upon delivery of the leased premises by the landlord, the Company will establish a new corporate headquarters in St. Petersburg, which shall be the Company’s principal offices.

The Company is initially leasing the fifth floor of the Building (the “Initial Premises”). Pursuant to the terms of the Lease, the Company is required to expand the Initial Premises to include the sixth floor of the Building (the “First Expansion Premises”) between February 1, 2016 and October 31, 2016, upon notice to the landlord and provided that the landlord is not obligated to deliver the First Expansion Premises unless the Company then has a traded market capitalization of $50 million or more for the immediately preceding thirty days prior to the date of the Company’s exercise notice (the “Market Cap Test”).

The aggregate amount of Annual Base Rent to be paid over the term of the Lease is $4,466 for the Initial Premises (plus a proportionate share of annual Operating Expenses and Taxes as set forth in the Lease). In the event that the Company leases the First Expansion Premises, Annual Base Rent for the First Expansion Premises will be paid at the same rental rate payable for the Initial Premises and, if leased by the Company at the earliest date available under the Lease, will result in additional payments of up to approximately $4,552 (plus a proportionate share of annual Operating Expenses and Taxes as set forth in the Lease) over the term of the Lease.

The Lease requires the Company to deposit a $1,000 security deposit with the landlord, which is payable in the form of cash or a letter of credit no later than July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), the Company satisfies the Market Cap Test, the landlord is required to return the entire security deposit to the Company.

JL Properties Reimbursement Agreement

On April 30, 2015, JL Properties, Inc., an Alaska corporation (“JLP”), the Company and TCC entered into a Reimbursement Agreement (the “JLP Agreement”), pursuant to which, and in order to satisfy the Company’s obligation to provide a $1,000 security deposit in connection with Lease as referenced above, JLP agreed to arrange for and provide, on or before May 1, 2015, an unconditional, irrevocable, transferable, and negotiable commercial letter of credit in the amount of $1,000, which letter of credit will automatically renew on an annual basis for a five (5) year term expiring on April 30, 2020 (the “LOC”).

In the event the LOC is drawn upon (each, a “Draw Amount”), the Company and TCC are jointly obligated to reimburse JLP, commencing on the sixth (6th ) month anniversary of the date that the LOC is drawn upon, in semi-annual installments of fifty percent (50%) of the Draw Amount, plus interest. A final payment of the entire Draw Amount and accrued interest will be due and payable on the first anniversary of the date that the LOC is drawn upon. Interest will be charged at the greater of (i) federal interest rate for mid-term obligations published by the Internal Revenue Service as of the date the LOC is drawn upon or (ii) the federal interest rate that JLP is required to pay to the issuer of the LOC in connection with the draw on the LOC. A Draw Amount may be prepaid, in whole or in part, at any time without premium or penalty.

In the event that all or any portion of an installment of a Draw Amount is not paid within fifteen (15) days after notice of such failure from JLP (each an, "Unpaid Installment"), JLP will have the option to require that the Company issue to JLP (i) a warrant, in substantially the form of the First JLP Warrant (as defined below), in the aggregate amount of "XX" shares of common stock exercisable at a purchase price of $0.01 in the aggregate and (ii) a warrant, in substantially the form of the Second Warrant (as defined below), in the aggregate amount of "YY" shares of common stock exercisable at a purchase price of $1.00 per share; provided, however, that the Company has no obligation to issue such additional warrants so long as the failure to pay an installment of the Draw Amount arises out of a prohibition to pay, and JLP’s preclusion to accept, a payment of the Draw Amount under the terms of any of those certain subordination agreements separately entered into as of April 30, 2015, by and between JLP on the one hand, and each of the Company’s lenders, MidCap, Penta Mezzanine SBIC Fund I, L.P. (“Penta”), and JL-BBNC Mezz Utah, LLC (“JL - BBNC”), on the other hand. For purposes of the warrants to be issued as described above (i) "XX" shall mean the applicable unpaid Draw Amount divided by $1,000, multiplied by 465,880 and further multiplied by two and (ii) "YY" shall mean the applicable unpaid Draw Amount divided by $1,000, multiplied by 86,962 and further multiplied by two. Warrants issued as described above will be in full satisfaction of the obligation to pay the unpaid Draw Amounts for which such warrants are issued.

JLP is an affiliate of (i) JL - BBNC, a lender to the Company, and (ii) Utah Lab, LLC, from whom Twinlab leases its Utah manufacturing facility. The relationship between the Company and JL - BBNC was previously disclosed in the Company’s Current Reports on Form 8-K, filed with the SEC on January 28, 2015 and February 9, 2015, which Reports are hereby incorporated by reference herein.

As partial consideration for the entry by JLP into the JLP Agreement and the provision of the LOC, the Company issued JLP two warrants to purchase shares of common stock.

The first warrant (the “First JLP Warrant”) is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the First JLP Warrant will be increased in the event the Company’s and its Subsidiaries’ (as defined in the First JLP Warrant) audited Adjusted EBITDA (as defined in the First JLP Warrant) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250.

The second warrant (the “Second JLP Warrant”) is exercisable for an aggregate of 86,962 shares of common stock, at a per share purchase price of $1.00, at any time prior to April 30, 2020. The number of shares issuable upon exercise of the Second JLP Warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

The Company has granted JLP certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the First and Second JLP Warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in thousands, except share and per share amounts

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

We also perform contract manufacturing services and make private label products for third parties.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product.  We do not market these products – we simply manufacture them and deliver them to the customer who then markets and sells the products to retailers or end users under the customer’s own brand name.

We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 650 stock keeping units, or SKUs, including approximately 250 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

Nutricap Asset Acquisition

Twinlab Consolidation Corporation (“TCC”), a wholly-owned subsidiary of the Company, entered into an option agreement in September 2014 (the “Option Agreement”) that gave TCC an exclusive option to purchase certain assets of a provider of dietary supplement contract manufacturing services (“Nutricap”). Pursuant to the Option Agreement, as amended and restated and further amended, and an Asset Purchase Agreement (the “Nutricap Purchase Agreement”), dated and effective as of February 4, 2015, the acquisition was consummated on February 6, 2015 by NutraScience Labs, Inc. (“NutraScience”).

Nutricap provides dietary supplement contract manufacturing services. Pursuant to the Nutricap Purchase Agreement, NutraScience acquired Nutricap’s customer relationships. NutraScience assumed certain of the liabilities of Nutricap, including, without limitation, liabilities for (i) certain taxes; and (ii) NutraScience’s agreement to offer a credit to any customer in an amount equal to the amount of any Customer Deposit (as defined in the Nutricap Purchase Agreement) placed by such customer in connection with an existing purchase order with respect to which such customer agrees to novate such purchase order with NutraScience pursuant to a Novation Contract (as defined in the Nutricap Purchase Agreement).

The aggregate consideration for the purchased assets is comprised of the following:

Cash ($8,000 reduced by customer deposits of $1,874)	$6,126
Deposit paid in 2014	350
Novation contract deposit credit liability	1,874
Short-term notes payable to Nutricap	3,978

Total purchase price	$12,328

The purchase price has been allocated as follows:

Customer relationships	$3,510
Goodwill	8,818

Total	$12,328

The customer relationships are amortized over an estimated economic life of ten years using the straight-line method.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At March 31, 2015, the Company had an accumulated deficit of $192,988 and a total stockholders’ deficit of $10,757. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $26,480 at March 31, 2015. The Company also has significant debt payments due within the next 12 months and significant debt classified as a current liability due to non-compliance with debt covenants.

Management continues to address and make significant progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations in 2015, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with the September 2014 reverse merger ( the “Merger”), management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs.

The Company’s adjusted EBITDA as of March 31, 2015 was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility and two notes payable to institutional investors (see Note 7). Consequently, the full amount of these obligations are included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates.

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

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the weighted average cost method and are reduced by an estimated reserve for obsolete inventory.

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

Goodwill

Goodwill acquired in the Nutricap asset acquisition is not amortized, but tested for impairment on an annual basis at the end of our fiscal year and at an interim date if indicators of impairment exist.

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

Value of Warrants

We estimate the grant date value of certain warrants using the Black-Scholes pricing model, recording the amounts as either interest expense or deferred financing costs. These estimates are based on multiple inputs and assumptions, including the market price of our stock, interest rates and our stock price volatility.

Share-Based Compensation

We record share based compensation, including grants of restricted stock units, based on their grant-date fair values. We record compensation expense over the vesting period of the restricted stock awards based on the fair value on the date of grant.

Derivatives

The Company has recorded certain warrants as derivative liabilities at estimated fair value due to the variable terms of the warrant agreements. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period.

RESULTS OF OPERATIONS

(Dollar Amounts in Thousands)

Net Sales

Our net sales increased $3,403, or approximately 18%, to $22,072 for the three months ended March 31, 2015 from $18,669 for the three months ended March 31, 2014. The increase in our net sales was attributed primarily to the additional sales resulting from the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015.

Gross Profit

Our gross profit decreased $1,172, or approximately 24%, to $3,612 for the three months ended March 31, 2015 from $4,784 for the three months ended March 31, 2014. This decrease in gross profit was attributable to lower margin sales initially made by NutraScience and an overall change in product mix toward lower margin items.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,148, or approximately 18%, to $7,492 for the three months ended March 31, 2015 from $6,344 for the three months ended March 31, 2014. The increase in selling, general and administrative expenses was primarily due to the addition of expenses associated with the acquisition of the Nutricap customer relationships by NutraScience, higher than expected legal fees, and other restructuring costs.

Interest Expense, Net

Our interest expense increased $386, or approximately 29%, to $1,731 for the three months ended March 31, 2015 from $1,345 for the three months ended March 31, 2014. The increase in interest expense is due primarily to the amortization of debt discount and additional interest related to the new debt incurred to finance the Nutricap asset acquisition, partially offset by a decrease in interest expense due to the reduction of debt in September 2014.

Other Income (Expense)

Other income (expense) items for the three months ended March 31, 2015 and 2014 were not material to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar Amounts in Thousands)

At March 31, 2015, we had an accumulated deficit of $192,988 and a total stockholders’ deficit of $10,757. Because of this history of operating losses, significant debt classified as a current liability due to non-compliance with debt covenants and significant interest expense on our debt, we have a working capital deficiency of $26,480 at March 31, 2015. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We had net cash provided by operating activities of $926 for the three months ended March 31, 2015.

As of March 31, 2015, we had cash of $918, which is insufficient for current operations; therefore, additional capital will be needed to execute our business plan, which includes an acquisition strategy, buying more inventory and other operational expenses. We also will require capital to successfully absorb the recently acquired Nutricap customer relationships and bring the NutraScience business to profitability. There can be no assurance that such capital will be available on acceptable terms or at all.

During the three months ended March 31, 2015, we incurred significant new debt to complete the acquisition of the Nutricap customer relationships, and we assumed certain liabilities in the acquisition. In addition, we have recorded derivative liabilities associated with certain warrants issued with these new debt agreements. As a result, our total indebtedness increased from $44,146 at December 31, 2014 to $64,745 at March 31, 2015.

Cash Flows

Net cash provided by operating activities was $926 for the three months ended March 31, 2015 as a result of our net loss of $5,610, increases in accounts receivable of $4,080 and other assets of $37, and a decrease in checks written in excess of cash of $408, offset by non-cash expenses totaling $1,179, decreases in inventories of $2,146 and prepaid expenses and other current assets of $242, and increases in accounts payable of $6,633 and accrued expenses and other current liabilities of $861.

By comparison, net cash used in operating activities for the three months ended March 31, 2014 was $2,818 as a result of our net loss of $2,902, non cash gain of $7, increases in accounts receivable of $2,140 and prepaid expenses and other current assets of $360, and a decrease in accrued expenses and other current liabilities of $62, partially offset by non-cash expenses totaling $370, decrease in inventories of $119, and increases in checks written in excess of cash of $172 and accounts payable of $1,992.

Net cash used in investing activities for the three months ended March 31, 2015 was $7,211, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,455, partially offset by a change in restricted cash of $370.

Net cash used in investing activities was $58 for the three months ended March 31, 2014, consisting of the purchase of property and equipment of $56 and the change in restricted cash of $2.

Net cash provided by financing activities was $6,766 for the three months ended March 31, 2015, consisting of proceeds from the issuance of debt of $8,867 and a decrease in security deposits of $19, partially offset by repayment of debt of $1,579 and payment of debt discount of $541.

Net cash provided by financing activities was $2,968 for the three months ended March 31, 2014, consisting of proceeds from the issuance of debt of $21,725, partially offset by repayment of debt of $18,727 and an increase in security deposits of $30.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we pursue our acquisition strategy.  Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our new product development programs or future commercialization efforts.

We expect that we will require funding in addition to our currently committed funding to enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including the acquisitions contemplated under the option right or any additional capital expenditure requirements should that acquisition actually occur, through the end of the year. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We adopted the new guidance effective January 1, 2015. Our prior period financial statements were not impacted by the early adoption of this Update.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any material off-balance sheet arrangements.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective. This was due to our lack of documentation or testing and correction procedures of current internal control procedures. As the accounting staff of TCC has been solely focused on accounting in the private domain, there has not been sufficient time to update these controls, procedures or to validate the current controls and procedures. We have engaged an experienced public accountant to assist us to assess our controls and financials and consulted a Sarbanes-Oxley consultant in order to assess our timeline for full compliance.

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

Amounts in thousands

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2015 (the “10-K”). In addition to the risk factors disclosed in the 10-K, the Company’s Adjusted EBITDA as of March 31, 2015 was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility, the note payable to an institutional investor for $3,583, and the note payable to an institutional investor for $3,050. Consequently, the full amount of these obligations are included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Amounts in thousands, except share and per share amounts

In connection with the entry into a Credit and Security Agreement with an institutional lender, on January 22, 2015, the Company issued to an affiliate of such lender, a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a per share exercise price of $0.76 (the “Credit Warrant”). The number of shares issuable upon exercise of the Credit Warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property. In addition, the Company is required to give additional anti-dilution protection under the Credit Warrant in the event the Company issues a security exercisable for or convertible into shares of Common Stock and such security contains anti-dilution protection.

In connection with the execution of an amendment to a Note and Warrant Purchase Agreement with an institutional investor, on January 22, 2015, the Company issued such investor a warrant, exercisable through November 13, 2019, for an aggregate of 869,618 shares of Common Stock at a per share exercise price of $1.00 (the “Penta Amendment Warrant”). The number of shares issuable upon exercise of the Penta Amendment Warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

In connection with the issuance of an $5,000 note to an institutional investor on January 22, 2015, the Company issued such investor warrants to purchase an aggregate of 2,329,400 shares of Common Stock at an exercise price of $0.01 in the aggregate (the “JL - BBNC Warrants”) . The JL - BBNC Warrants are exercisable through February 13, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of Common Stock issuable pursuant to the JL - BBNC Warrants will be increased in the event the Company’s and its Subsidiaries’ (as defined in the JL - BBNC Warrants) audited Adjusted EBITDA (as defined in the JL - BBNC Warrants) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250.

In connection with an amendment to a Note and Warrant Purchase Agreement and Consent, on February 4, 2015, the Company issued to the investor a warrant exercisable for an aggregate of 434,809 shares of Common Stock, at a per share purchase price of $1.00, at any time prior to February 13, 2020 (the “JL - BBNC Amendment Warrant”). The number of shares issuable upon exercise of the JL - BBNC Amendment Warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

On February 6, 2015, an institutional investor purchased a (i) note and (ii) warrant in exchange for $2,000 (the “Deferred Penta Warrant”). The Deferred Penta Warrant allows such investor to purchase 4,960,740 shares of Common Stock at an aggregate purchase price of $0.01. The Deferred Penta Warrant replaced a warrant previously issued to the investor on November 13, 2014. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of Common Stock issuable pursuant to the Deferred Penta Warrant will be increased in the event the Company’s and its Subsidiaries’ (as defined in the Deferred Penta Warrant) audited Adjusted EBITDA (as defined in the Deferred Penta Warrant) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250.

The investor has the right, under certain circumstances, to require the Company to purchase all or any portion of the equity interest in the Company issued or represented by the Deferred Penta Warrant at a price based on the greater of (i) the product of (x) ten times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the Deferred Penta Warrant; or (ii) the fair market value of the investor’s equity interest underlying the Deferred Penta Warrant.

In the event (i) the Company does not have the funds available to repurchase the equity interest under the Deferred Warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by such investor will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase.

The Company has the right, under certain circumstances, to require the investor to sell to the Company all or any portion of the equity interest issued or represented by the Deferred Penta Warrant. The price for such repurchase will be the greater of (i) the product of (x) eleven times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the Deferred Penta Warrant; or (ii) the fair market value of the equity interests underlying the Deferred Penta Warrant; or (iii) $3,750.

The Company issued the (i) Credit Warrant; (ii) Penta Amendment Warrant; and (iii) Deferred Penta Warrant in reliance upon the exemption from registration under 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for private offerings not involving a public distribution. The Company believes that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4(a)(2). The securities were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and reports under the Exchange Act. The Company reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the (i) Credit Warrant; (ii) Penta Amendment Warrant; or (iii) Deferred Penta Warrant.

The Company issued the (i) JL - BBNC Warrants and (ii) JL - BBNC Amendment Warrant in reliance upon the exemption from registration under Rule 506 of Regulation D under the Securities Act for private offerings not involving a public distribution. The Company believes that the issuance and sale of the shares of Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Rule 506 of Regulation D. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient was afforded an opportunity for effective access to the files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and periodic reports under the Exchange Act. The Company reasonably believed that the recipient, immediately prior to the issuance of the above-referenced Warrants, had such knowledge and experience in the Company’s financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with the Company’s management on several occasions prior to its investment decision. There were no commissions paid on the issuance of the (i) JL - BBNC Warrants or (ii) JL - BBNC Amendment Warrant.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.58	Office Lease Agreement, dated April 7, 2015, by and between First Central Tower, Limited and Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CA	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 14, 2015	By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

	By:	/s/ Mark R. Jaggi
Mark R. Jaggi
Executive Vice President,
Chief Financial Officer and Treasurer

