Form 10-Q
period 2015-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2015-08-19
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on August 19, 2015 was 219,505,594 shares.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$1,426	$437
Restricted cash	-	370
Marketable securities	76	29
Accounts receivable, net of allowance of $1,604 and $2,372, respectively	7,118	4,604
Inventories, net	12,055	18,418
Prepaid expenses and other current assets	5,542	4,421
Total current assets	26,217	28,279

Property, plant and equipment, net	4,097	2,680
Intangible assets, net	10,694	7,564
Goodwill	8,818	-
Other assets	660	986

	$50,486	$39,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Checks written in excess of cash	$315	$708
Accounts payable	18,355	12,900
Accrued expenses and other current liabilities	4,622	2,061
Derivative liabilities	25,159	-
Notes payable and current portion of long-term debt, net of discount	14,035	13,653
Total current liabilities	62,486	29,322

Long-term liabilities:
Deferred gain on sale of assets	1,971	2,052
Long-term debt, net of current portion and discount	13,670	12,772
Total long-term liabilities	15,641	14,824

Total liabilities	78,127	44,146

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 228,447,370 and 220,000,000 shares issued, respectively	228	220
Additional paid-in capital	181,693	182,704
Stock subscriptions receivable	(100)	(100)
Treasury stock, 704,926 and 0 shares at cost, respectively	-	-
Accumulated deficit	(209,426)	(187,378)
Accumulated other comprehensive loss	(36)	(83)
Total stockholders’ deficit	(27,641)	(4,637)

	$50,486	$39,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$21,586	$15,478	$43,658	$34,147
Cost of sales	18,237	11,961	36,697	25,846

Gross profit	3,349	3,517	6,961	8,301

Selling, general and administrative expenses	7,462	5,558	14,954	11,902

Loss from operations	(4,113)	(2,041)	(7,993)	(3,601)

Other income (expense):
Interest expense, net	(1,983)	(1,379)	(3,714)	(2,724)
Loss on change in derivative liabilities	(10,356)	-	(10,356)	-
Other income, net	14	2	16	8

Total other expense	(12,325)	(1,377)	(14,054)	(2,716)

Loss before income taxes	(16,438)	(3,418)	(22,047)	(6,317)
Provision for income taxes	-	(17)	(1)	(20)

Net loss	(16,438)	(3,435)	(22,048)	(6,337)

Other comprehensive gain (loss) – unrealized gain (loss) on marketable securities	19	(3)	47	(12)

Total comprehensive loss	$(16,419)	$(3,438)	$(22,001)	$(6,349)

Weighted average number of common shares outstanding – basic and diluted	222,185,591	213,366,479	221,098,833	206,629,834

Loss per common share – basic and diluted	$(0.07)	$(0.02)	$(0.10)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,048)	$(6,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	543	612
Amortization of debt discount	998	-
Stock-based compensation	579	-
Provision for obsolete inventory	262	-
Provision for losses on accounts receivable	(73)	-
Loss on disposition of property and equipment	1	-
Loss on change in derivative liabilities	10,356	-
Non-cash interest expense	1,592	2,383
Changes in operating assets and liabilities:
Accounts receivable	(2,441)	(1,338)
Inventories	6,101	1,830
Prepaid expenses and other current assets	(594)	(91)
Other assets	(76)	-
Checks written in excess of cash	(393)	332
Accounts payable	5,995	261
Accrued expenses and other current liabilities	687	(1,807)

Net cash provided by (used in) operating activities	1,489	(4,155)

Cash flows from investing activities:
Cash paid in acquisition	(6,126)	-
Purchase of property, plant and equipment	(1,662)	(110)
Change in restricted cash	370	(2)

Net cash used in investing activities	(7,418)	(112)

Cash flows from financing activities:
Proceeds from the exercise of warrants	500	-
Proceeds from the issuance of common stock	2,500	-
Proceeds from the issuance of debt	7,000	6,194
Repayment of debt	(2,480)	(1,912)
Decrease in security deposits	38	-
Payment of debt issuance costs	(640)	-

Net cash provided by financing activities	6,918	4,282

Net increase in cash	989	15
Cash at the beginning of the period	437	300

Cash at the end of the period	$1,426	$315

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Six Months Ended June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,866	$1,653
Cash paid for income taxes	11	16

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain (loss) on marketable securities	$47	$12
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	3,978	-
Liabilities assumed	1,874	-
Other assets	350	-
Assets acquired:
Intangible assets	3,510	-
Goodwill	2,692	-
Other assets transferred to debt discount	364	-
Issuance of warrants for debt discount	4,154	-
Issuance of warrants for derivative liability	23,027	-
Issuance of common stock for repayment of debt	3,419	-
Issuance of warrants for prepaid expenses and other current assets	26	-
Issuance of notes payable for accounts payable	540	-

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, the allowance for doubtful accounts, the reserve for inventory obsolescence, the recoverability of long-lived assets and the estimated value of derivative liabilities.

Significant Concentration of Credit Risk

Sales to the Company’s top three major customers aggregated to approximately 31% and 24% of total sales for the three months ended June 30, 2015 and 2014, respectively, and approximately 36% and 27% of total sales for the six months ended June 30, 2015 and 2014, respectively. Sales to one of those customers were approximately 19% and 13% of total sales for the three months ended June 30, 2015 and 2014, respectively, and approximately 25% and 14% of total sales for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable from these customers were approximately 21% and 24% of total accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total	Level 1	Level 2	Level 3

Marketable securities	$76	$76	$-	$-
Derivative liabilities	25,159	-	-	25,159

December 31, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$29	$29	$-	$-

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

Due to the fact that for all periods presented the Company incurred net losses, potential dilutive common share equivalents as of June 30, 2015 and December 31, 2014, totaling 49,852,467 and 84,683,227 shares, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months and six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We adopted the new guidance effective January 1, 2015. Our prior period financial statements were not impacted by the early adoption of this Update.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At June 30, 2015, the Company had an accumulated deficit of $209,426 and a total stockholders’ deficit of $27,641. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $36,269 at June 30, 2015. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations in 2015, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with a merger completed in 2014, management was able to convert a majority of the Company’s then-outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition discussed in Note 3, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs (see Note 3).

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

The short-term notes payable to Nutricap include a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. As further discussed in Note 7, on June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note in the original principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016.

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

The TSA was in effect until August 6, 2015 subject to NutraScience’s right to extend the term of the TSA for up to an additional 6 months. Notwithstanding the foregoing, NutraScience has the right to discontinue provision of services under the TSA prior to the end of the term but will still be responsible for paying the costs of using Nutricap’s premises through the end of the term.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following at:

	June 30, 2015	December 31, 2014

Raw materials	$5,079	$8,757
Work in process	1,337	2,492
Finished goods	7,470	8,738

	13,886	19,987
Reserve for obsolete inventory	(1,831)	(1,569)

	$12,055	$18,418

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2015	December 31, 2014

Machinery and equipment	$10,842	$10,366
Computers and other	6,687	6,593
Land	577	577
Aquifer	482	482
Leasehold improvements	1,515	1,515
Construction-in-progress	1,089	-

	21,192	19,533
Accumulated depreciation and amortization	(17,095)	(16,853)

	$4,097	$2,680

Assets held under capital leases are included in machinery and equipment and amounted to $1,980 and $2,169 as of June 30, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense totaled $123 and $179 for the three months ended June 30, 2015 and 2014, respectively, and $244 and $381 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2015	December 31, 2014

Trademarks	$10,142	$10,142
Customer relationships	5,334	1,824

	15,476	11,966
Accumulated amortization	(4,782)	(4,402)

	$10,694	$7,564

Trademarks are amortized over a period of 30 years and customer relationships are amortized over periods ranging from 10 to 16 years. Amortization expense was $225 and $114 for the three months ended June 30, 2015 and 2014, respectively, and $380 and $231 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7 – DEBT

Debt consisted of the following at:

	June 30, 2015	December 31, 2014

Related-Party Debt: Note payable to Little Harbor, LLC, a related party, unsecured, with an imputed interest rate of 16.2%, maturing through July 25, 2017	$6,725	$9,797

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to Midcap Funding X Trust, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $538	8,137	-

Notes Payable: Notes payable to Penta Mezzanine SBIC Fund I, L.P., with interest rate of 12%, maturing in November 2019, net of discount of $3,830	6,170	4,994

Note Payable: Note payable to JL-BBNC Mezz Utah, LLC, with interest rate of 12%, maturing in February 2020, net of discount of $4,089	911	-

Vendor Term Notes: Unsecured loans payable to vendors with interest rates ranging from 7% to 6% and maturity dates of November 2014 and May 2015	452	520

Note Payable: Unsecured note payable issued pursuant to the Nutricap Purchase Agreement, bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015 (see description in Note 3 above)	1,112	-

Capital Lease Obligations: Capital leases with interest rates ranging from 10.25% to 10.5% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment, net of discount of $479	4,198	2,169

Senior Credit Facility: Revolving $9,500 asset-based credit facility payable to a financial institution, repaid in 2015	-	8,945

Total	27,705	26,425
Less current portion	(14,035)	(13,653)

Long-term debt	$13,670	$12,772

Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, the Company is obligated pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. Pursuant to a stock purchase agreement with Little Harbor discussed in Note 10, the Company issued shares of its common stock in lieu of $2,500 worth of periodic payments due under this agreement.

Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly commencing on November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000, no later than November 13, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the Nutricap acquisition discussed in Note 3. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

Pursuant to a stock purchase agreement with Penta discussed in Note 10, the Company issued shares of its common stock in lieu of $613 worth of interest payments due under these agreements.

Midcap Funding X Trust

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”), on January 23, 2015. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan (see Note 8 below).

JL-BBNC Mezz Utah, LLC

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition discussed in Note 3. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly commencing on February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 8 below). Pursuant to a stock purchase agreement with JL discussed in Note 10, the Company issued shares of its common stock in lieu of $307 worth of interest payments due under this agreement.

Nutricap Asset Acquisition Notes and Essex Capital Corporation Payment Guarantee

The short-term notes payable issued in the Nutricap asset acquisition (Note 3) included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex Capital Corporation, a California corporation (“Essex”), and its owner Ralph Iannelli (“Iannelli”). Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

On June 30, 2015, Twinlab entered into a bill of sale with Essex pursuant to which Twinlab sold certain machinery and equipment associated with Twinlab’s manufacturing operations in American Fork, Utah to Essex for an aggregate purchase price of $2,900 in exchange for (i) Essex’s agreement to enter into the Essex Guaranty described above, and (ii) Essex’s agreement, in addition to simply providing the Essex Guaranty, to in fact make all payments to Nutricap as and when due under the Nutricap Note, including payment in full of all amounts due and owing at maturity thereof, thus extinguishing the Nutricap Note of $2,750. On the same date, Twinlab leased the same machinery and equipment back from Essex, pursuant to two 36-month commercial lease agreements requiring monthly lease payments by Twinlab of $89 and $5, respectively.

Certain of the foregoing debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2015, the Company’s adjusted EBITDA (as defined in its debt agreements) was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility and certain notes payable to institutional investors. Consequently significant obligations to these lenders were included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015. Subsequently, on June 30, 2015, the Company, Midcap, Penta and JL entered into agreements that provided a limited waiver of the Company’s failure to comply with the Minimum Adjusted EBITDA covenant as of March 31, 2015, and the respective financing agreements were amended such that Minimum Adjusted EBITDA covenants previously in place for the periods ending June 30, September 30 and December 31, 2015 were replaced with a new Minimum Adjusted EBITDA covenant of negative $700 for each of the months of July and August 2015. Consequently, we believe the presentation of debt as current or long-term liabilities in our condensed consolidated balance sheet as of June 30, 2015 is in accordance with the terms of our debt agreements.

NOTE 8 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENTS

Van Andel Warrants

In connection with a September 3, 2014 debt agreement with David Van Andel (“Van Andel”), a Director of the Company, TCC issued to Van Andel a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017. The warrant was subsequently assumed by the Company. The warrant agreement contained certain anti-dilution provisions, and subsequently, the number of common shares that could be acquired was increased by 185,306 shares. Pursuant to a June 2, 2015 stock purchase agreement discussed below and in Note 10, the warrant to purchase a total 5,777,411 shares of common stock was cancelled.

Capstone Warrants and Put Agreement

The Company issued a Series A Warrant (the “Series A Warrant”) to Capstone Financial Group, Inc. (“Capstone”), effective as of September 30, 2014. Pursuant to the Series A Warrant, Capstone has the right to purchase up to 52,631,579 shares of common stock at an exercise price of $0.76 per share. The Series A Warrant was exercisable from October 1, 2014 through October 31, 2017. The Series A Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger.

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

The Company and Capstone entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (as so amended, the “Put Agreement”), pursuant to which Capstone indicated its intent to exercise the Series A Warrant over a 36 month term at a monthly rate of no less than 1,461,988 shares of common stock commencing on November 15, 2014 and on a monthly basis thereafter. In the event that Capstone did not exercise the Series A Warrant such that as of February 16, 2015 or any applicable exercise date thereafter, Capstone’s cumulative purchases of common stock pursuant to the Series A Warrant had not been at a rate that was equal to or in excess of the minimum rate, then the Company had the right to notify Capstone of the Company’s exercise of its put rights under the Put Agreement.

In April 2015, Capstone exercised the Series A Warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500.

On May 28, 2015, the Company and Capstone entered into a Compromise Agreement and Release (the “Compromise Agreement”) pursuant to which (i) Capstone surrendered the remaining 51,973,684 shares purchasable under the Series A Warrant to the Company; (ii) the Put Agreement was terminated; and (iii) the Series B Warrant was amended.

The Company and Capstone executed Amendment No. 1 to Series B Warrant, which amendment (i) reduced the number of shares of common stock issuable under such Warrant to 18,000,000; (ii) deleted certain anti-dilution protection previously in effect; and (iii) divided the Series B Warrant into the following deemed tranches: (a) Tranche 1 consisting of 2,000,000 shares which tranche can only be exercised through November 30, 2015; (b) Tranche 2 consisting of 4,000,000 shares which tranche can only be exercised through March 31, 2016; (c) Tranche 3 consisting of 6,000,000 shares which tranche can only be exercised through July 31, 2016; and (d) Tranche 4 consisting of 6,000,000 shares which tranche can only be exercised through November 30, 2016.

Pursuant to the Compromise Agreement, Capstone granted the Company certain call rights, providing that in the event that (i) Capstone does not exercise in full any of Tranches 2, 3 or 4 under the Series B Warrant, and (ii) the Company maintains a Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility) of not less than 1.15x during certain periods preceding the expiration date for each such tranche under the Series B Warrant, then the Company shall have the right to require Capstone to sell shares of common stock owned by Capstone to the Company for a purchase price of $0.01 per share in an amount of shares equal to 25% of the unexercised portion of any of the three Series B tranches to which such call right is applicable subject to the conditions above.

The Company and Capstone agreed that Capstone has identified, and may in the future identify, to the Company persons to whom Capstone might sell shares of common stock owned by Capstone from its holdings. The Company agreed that it will not, without Capstone’s prior written consent, privately place the Company’s equity securities to any persons heretofore or hereafter first introduced to the Company by Capstone as described above; provided that the Company may, without Capstone’s consent, privately place equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

The Registration Agreement remains in effect.

Penta Warrants

In connection with the November 13, 2014 note for $8,000 (see Note 7), Penta was issued a warrant to acquire 4,091,122 shares of the Company’s common stock at an aggregate purchase price of $0.01, through November 13, 2019. Subsequently, and in connection with the additional $2,000 note from Penta, the warrant was cancelled and replaced on February 6, 2015 by a warrant to purchase a total of 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01. The other terms of this warrant are the same as the warrant issued on November 13, 2014. In connection with Penta’s consent to the terms of additional debt obtained by the Company on January 22, 2015, the Company granted Penta a warrant to acquire a total of 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants.

Penta has the right, under certain circumstances, to require the Company to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) the Company does not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase.

The Company has the right, under certain circumstances, to require Penta to sell to the Company all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times the Company’s adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750.

Pursuant to a Stock Purchase Agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant shall be adjusted as follows: In the event that 50% of the Fair Market Value (as defined in the warrant agreement) of the common stock (i) in a private placement by the Company completed prior to December 18, 2018 (but excluding certain specified placements), (ii) as of December 31, 2018, or (iii) on the date of any partial or whole exercise of the warrant prior to December 31, 2018, is less than $0.385 per share, then in each case the existing Current Holder’s Equity Interest (as defined in the warrant agreement) applicable to the warrant at such time (or in the case of a partial exercise, then with respect to the number of shares so exercised) shall increase (but not decrease) to a new Current Holder’s Equity Interest pursuant to the following formula: New Holder’s Equity Interest = [(2 x Existing Current Holder’s Equity Interest) x ($0.385 ÷ 50% of FMV)] – Existing Current Holder’s Equity Interest.

The Company granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant.

Midcap Warrants

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

JL Warrants

In connection with the January 22, 2015 note payable to JL, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, the Company also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants.

Pursuant to a Stock Purchase Agreement dated June 30, 2015, a warrant was issued to JL to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant shall be adjusted as follows: In the event that 50% of the Fair Market Value (as defined in the warrant agreement) of the common stock (i) in a private placement by the Company completed prior to December 18, 2018 (but excluding certain specified placements), (ii) as of December 31, 2018, or (iii) on the date of any partial or whole exercise of the warrant prior to December 31, 2018, is less than $0.385 per share, then in each case the existing Current Holder’s Equity Interest (as defined in the warrant agreement) applicable to the warrant at such time (or in the case of a partial exercise, then with respect to the number of shares so exercised) shall increase (but not decrease) to a new Current Holder’s Equity Interest pursuant to the following formula: New Holder’s Equity Interest = [(2 x Existing Current Holder’s Equity Interest) x ($0.385 ÷ 50% of FMV)] – Existing Current Holder’s Equity Interest.

The Company granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant.

JL Properties, Inc. Warrants

In April 2015, the Company entered into an office lease agreement which requires a $1,000 security deposit, subject to reduction if the Company achieves certain market capitalization metrics at certain dates. On April 30, 2015, the Company and JL Properties, Inc. (“JL Properties”) entered into a Reimbursement Agreement pursuant to which JL Properties agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit. As partial consideration for the entry by JL Properties into the Reimbursement Agreement and the provision of the letter of credit, the Company issued JL Properties two warrants to purchase shares of the Company’s common stock.

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event the Company’s consolidated audited Adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250.

The second warrant is exercisable for an aggregate of 86,962 shares of common stock, at a per share purchase price of $1.00, at any time prior to April 30, 2020. The number of shares issuable upon exercise of the second warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

The Company has granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants.

Van Andel Trust Warrants

Pursuant to a Stock Purchase Agreement dated June 2, 2015, two warrants were issued to the David Van Andel Trust, a related party (the “Van Andel Trust”). Pursuant to the first warrant, the Van Andel Trust has the right to acquire an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the first warrant shall be adjusted as follows: In the event that 50% of the Fair Market Value (as defined in the first warrant) of the common stock (i) in a private placement by the Company completed prior to December 31, 2018 (but excluding certain specified placements), (ii) as of December 31, 2018, or (iii) on the date of any partial or whole exercise of the first warrant prior to December 31, 2018, is less than $0.385 per share, then in each case the existing Current Holder’s Equity Interest (as defined in the warrant agreement) applicable to the first warrant at such time (or in the case of a partial exercise, then with respect to the number of shares so exercised) shall increase (but not decrease) to a new Current Holder’s Equity Interest pursuant to the following formula: New Holder’s Equity Interest = [(2 x Existing Current Holder’s Equity Interest) x ($0.385 ÷ 50% of FMV)] – Existing Current Holder’s Equity Interest.

Pursuant to the second warrant, the Van Andel Trust has the right to acquire an aggregate 12,987,012 shares of the Company’s common stock at a price of $0.385 per share. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the exercise price shall be subject to decrease (but not increase) as follows: In the event that prior to the September 30, 2017 expiration date, the Company completes a private placement of common stock (other than certain specified placements) and 50% of the Fair Market Value (as defined in the second warrant) of such private placement is less than $0.385 per share, then the exercise price of the second warrant shall automatically on such date be decreased (but not increased) to 50% of the Fair Market Value of such private placement. In the event the Van Andel Trust exercises the second warrant in whole or in part prior to the expiration date and 50% of the Fair Market Value on the date of such exercise is less than $0.385 per share (or in the event that the exercise price has previously been decreased in accordance with the immediately preceding sentence, less than the exercise price following such adjustment), then the exercise price shall be adjusted to 50% of such Fair Market Value for the shares so exercised.

The Company granted the Van Andel Trust certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the first and second warrants.

Little Harbor Warrants

Pursuant to a Stock Purchase Agreement dated June 2, 2015, a warrant was issued to Little Harbor to purchase an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant shall be adjusted as follows: In the event that 50% of the Fair Market Value (as defined in the warrant) of the common stock (i) in a private placement by the Company completed prior to December 31, 2018 (but excluding certain specified placements), (ii) as of December 31, 2018, or (iii) on the date of any partial or whole exercise of the warrant prior to December 31, 2018, is less than $0.385 per share, then in each case the existing Current Holder’s Equity Interest (as defined in the warrant) applicable to the warrant at such time (or in the case of a partial exercise, then with respect to the number of shares so exercised) shall increase (but not decrease) to a new Current Holder’s Equity Interest pursuant to the following formula: New Holder’s Equity Interest = [(2 x Existing Current Holder’s Equity Interest) x ($0.385 ÷ 50% of FMV)] – Existing Current Holder’s Equity Interest.

The Company granted Little Harbor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant.

Essex Warrants

In connection with the guarantee of the Nutricap Note and equipment financing by Essex discussed in Note 7, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

A summary of the status of the warrants issued by the Company as of June 30, 2015, and changes during the six months then ended, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	84,683,227	$0.72

Granted	32,037,773	$0.25
Canceled / Expired	(66,210,638)	$0.71
Exercised	(657,895)	$0.76

Outstanding, June 30, 2015	49,852,467	$0.27

NOTE 9 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in January 2015, April 2015, and June 2015 will be increased if the Company’s audited adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements and, accordingly, has estimated the total fair value of the derivative liabilities at $25,159 as of June 30, 2015.

During the six months ended June 30, 2015, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2014	$-
Addition to liabilities for new warrants issued	23,028
Change in fair value of derivative liabilities	2,131

Derivative liabilities at June 30, 2015	$25,159

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company has authorized preferred stock of 500,000,000 shares. No shares of the preferred stock have been issued.

On September 3, 2014, TCC entered into a Subscription and Surrender Agreement with Thomas Tolworthy, which agreement was assumed by the Company on September 16, 2014 in connection with the merger with TCC (the “Surrender Agreement”). Pursuant to the Surrender Agreement, Mr. Tolworthy is required, upon request by the Company, to surrender up to 65,306,102 shares of common stock for use by the Company. Through June 30, 2015, the Company requested pursuant to the Surrender Agreement, and Mr. Tolworthy agreed to surrender, a total of 657,895 shares to the Company, which shares have been placed in treasury.

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through June 2015, the Company granted to certain employees of the Company a total of 7,634,002 Restricted Stock Units pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each on January 1, 2016, January 1, 2017, January 1, 2018 and January 1, 2019. The Company estimated the grant date value of the Restricted Stock Units at $0.76 per share and is amortizing the total estimated grant date value over the vesting periods.

In April 2015, Capstone exercised the Series A Warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500.

In May 2015, the Company purchased an aggregate of 47,031 shares of its common stock from a former employee for total cash consideration of $0, equal to the employee’s original purchase price. These shares were unvested restricted shares previously acquired by the employee under the TCC Plan and have been placed in treasury.

On June 2, 2015, the Company, the Van Andel Trust and Van Andel entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Pursuant to the Van Andel Trust SPA, the Company sold the the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. In addition, pursuant to the Van Andel Trust SPA, Van Andel surrendered to the Company for cancellation that certain warrant, dated September 5, 2014, that had provided Van Andel the right to acquire an aggregate of 5,592,105 shares of common stock at $0.76 per share. As further described in Note 8, the Van Andel Trust SPA also provided for the issuance to the Van Andel Trust of two warrants to purchase shares of the Company’s common stock.

On June 2, 2015, the Company and Little Harbor entered into a Stock Purchase Agreement (the “LH SPA”). Pursuant to the LH SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the LH SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement. As further described in Note 8, the LH SPA also provided for the issuance to Little Harbor of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and Penta entered into a Stock Purchase Agreement (the “Penta SPA”). Pursuant to the Penta SPA, the Company sold 807,018 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $613. Penta delivered to the Company the purchase price for the shares in the form of Penta’s irrevocable agreement to accept the shares issued by the Company in lieu of $613 worth of interest payments otherwise due Penta under an outstanding debt agreement. As further described in Note 8, the Penta SPA also provided for the issuance to Penta of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and JL entered into a Stock Purchase Agreement (the “JL SPA”). Pursuant to the JL SPA, the Company sold 403,509 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $307. JL delivered to the Company the purchase price for the shares in the form of JL’s irrevocable agreement to accept the shares issued by the Company in lieu of $307 worth of interest payments otherwise due JL under an outstanding debt agreement. As further described in Note 8, the JL SPA also provided for the issuance to JL of a warrant to purchase shares of the Company’s common stock.

NOTE 11 – OPTION AGREEMENT

In September 2014, TCC entered into an option agreement (the "Option”) that gives TCC an exclusive option to purchase 100% of the equity of a marketer and distributor of nutritional products (the “Target”) on certain agreed upon terms.  TCC paid $2,000 to acquire the Option, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.  The Option can be exercised on or before August 13, 2015.   As an option, TCC will have the right, but not the obligation, to acquire the equity of the Target for a purchase price of $37,000, payable in cash at the closing of the acquisition without reduction for the option purchase price.

NOTE 12 – OFFICE LEASE AGREEMENT

On April 7, 2015, the Company and TCC, as co-tenants, entered into an Office Lease Agreement (the “Lease”) for premises in St. Petersburg, Florida (the “Building”). The term of the Lease is for twelve years, commencing on May 1, 2015 and ending on April 30, 2027. The Company has options to extend the term of the Lease for two additional periods of five years each and certain rights of first offer and rights of first refusal to lease additional space at the Building. Upon delivery of the leased premises by the landlord, the Company will establish a new corporate headquarters in St. Petersburg, which shall be the Company’s principal offices.

The Company is initially leasing the fifth floor of the Building (the “Initial Premises”). Pursuant to the terms of the Lease, the Company is required to expand the Initial Premises to include the sixth floor of the Building (the “First Expansion Premises”) between February 1, 2016 and October 31, 2016, upon notice to the landlord and provided that the landlord is not obligated to deliver the First Expansion Premises unless the Company then has a traded market capitalization of $50,000 or more for the immediately preceding thirty days prior to the date of the Company’s exercise notice (the “Market Cap Test”).

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

The Lease requires the Company to deposit a $1,000 security deposit with the landlord, which is payable in the form of cash or a letter of credit no later than July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), the Company satisfies the Market Cap Test, the landlord is required to return the entire security deposit to the Company. As discussed in Note 8, on April 30, 2015, the Company and a current institutional investor and lender entered into a Reimbursement Agreement pursuant to which the investor agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit.

NOTE 13 – SUBSEQUENT EVENTS

On July 7, 2015, Capstone partially exercised the Series B Warrant issued to Capstone by the Company on September 30, 2014, as amended on May 28, 2015. Pursuant to such exercise, the Company issued Capstone an aggregate of 526,316 shares of the Company’s common stock at a per share purchase price of $0.76 or $400 in the aggregate. On July 23, 2015, Capstone further partially exercised the Series B Warrant for an aggregate of 131,579 shares of the Company’s common stock at a per share purchase price of $0.76 or $100 in the aggregate.

During July 2015, the Company purchased an aggregate of 447,375 shares of its common stock from former employees for total cash consideration of $0. These shares were unvested restricted shares previously acquired by the employees under the TCC Plan (Note 10) and have been placed in treasury.

In July 2015, pursuant to the Surrender Agreement discussed in Note 10, Tolworthy surrendered an additional 8,447,370 shares of the Company’s common stock, which shares have been placed in treasury.

In August 2015, the Company converted accounts payable of $717 to a promissory note payable to a vendor. The note bears interest at a rate of 7.5% per annum and is payable in monthly installments of $62 through April 2016.

In August 2015, the Company converted accounts payable of $1,364 to a promissory note payable to a vendor. The note bears interest at a rate of 6.0% per annum and is payable in monthly installments of $108 through June 2016.

On August 13, 2015, TCC exercised the Option discussed in Note 11, which provided TCC the right through October 2, 2015 to acquire all of the membership interest units of the Target for a purchase price of $37,000. If TCC does not close this transaction by October 2, 2015, TCC will be required to pay a break-up fee of $500.

Effective August 14, 2015, the Company either cancelled and replaced or amended certain warrants issued in June 2015 to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreements. As discussed in Note 9, these warrants were recorded as derivative liabilities due to these variable terms. Had we closed these transactions on or before June 30, 2015, we would have eliminated derivative liabilities totaling $15,885 recorded in our condensed consolidated balance sheet as of June 30, 2015 and loss on change in derivative liabilities of $9,965 reported in our condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2015.

The original Transition Services Agreement related to the Nutricap asset acquisition (Note 3) has expired under its terms. The parties entered into a Second Transition Services and License Agreement on August 12, 2015 pursuant to which Nutricap will provide limited transition services through December 31, 2016.

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

Nutricap Asset Acquisition

Twinlab Consolidation Corporation (“TCC”), a wholly-owned subsidiary of the Company, entered into an option agreement in September 2014 (the “Option Agreement”) that gave TCC an exclusive option to purchase certain assets of a provider of dietary supplement contract manufacturing services (“Nutricap”). Pursuant to the Option Agreement, as amended and restated and further amended, and an Asset Purchase Agreement (the “Nutricap Purchase Agreement”), dated and effective as of February 4, 2015, the acquisition was consummated on February 6, 2015 by NutraScience Labs, Inc. (“NutraScience”), a wholly-owned subsidiary of the Company.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At June 30, 2015, the Company had an accumulated deficit of $209,426 and a total stockholders’ deficit of $27,641. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock, borrowings from the Company’s stockholders and third-party debt.

Because of this history of operating losses and significant interest expense on the Company’s debt, the Company has a working capital deficiency of $36,269 at June 30, 2015. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates.

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

Share-Based Compensation

We record share-based compensation, including grants of restricted stock units, based on their grant date fair values. We record compensation expense over the vesting period of the restricted stock awards based on the fair value on the date of grant.

Derivatives

The Company has recorded certain warrants as derivative liabilities at estimated fair value due to the variable terms of the warrant agreements. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period.

RESULTS OF OPERATIONS

(Dollar Amounts in Thousands)

Net Sales

Our net sales increased $6,108, or approximately 39%, to $21,586 for the three months ended June 30, 2015 from $15,478 for the three months ended June 30, 2014. Our net sales increased $9,511, or approximately 28%, to $43,658 for the six months ended June 30, 2015 from $34,147 for the six months ended June 30, 2014. The increase in our net sales was attributed primarily to the additional sales resulting from the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015.

During the quarter ended June 30, 2015, we performed a detailed assessment of all our Twinlab product profitability and viability. With our capital constraints, we determined that with new capital we could effectively support our highest profit and most strategically significant products. With this analysis, we expect to stabilize sales and improve gross margins. While we anticipate that it will take a full quarter after working capital is funded to achieve an in-stock position on our products, thereafter we expect net sales to stabilize at an annual amount in excess of $85 million, even without our overall annual sales growth assumptions of 3% to 7%.

Gross Profit

Our gross profit decreased $168, or approximately 5%, to $3,349 for the three months ended June 30, 2015 from $3,517 for the three months ended June 30, 2014. Our gross profit decreased $1,340, or approximately 16%, to $6,961 for the six months ended June 30, 2015 from $8,301 for the six months ended June 30, 2014. This decrease in gross profit was attributable to lower margin sales initially made by NutraScience and an overall change in product mix toward lower margin items.

With the product focus described above and with our working capital needs supported, we expect to achieve a gross profit percentage of 27% to 32%. However, with needed funding it will require a full calendar quarter to achieve an in-stock position on our products. Further, we will have some of our older, lower margin products still making their way out of stock as well as numerous product margin actions going into effect. Therefore, we expect it may require six months from new capital funding to achieve this targeted gross profit percentage range.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,904, or approximately 34%, to $7,462 for the three months ended June 30, 2015 from $5,558 for the three months ended June 30, 2014. Our selling, general and administrative expenses increased $3,052, or approximately 26%, to $14,954 for the six months ended June 30, 2015 from $11,902 for the six months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily due to the addition of expenses associated with the acquisition of the Nutricap customer relationships by NutraScience, higher than expected legal fees, and other restructuring costs.

We have recently implemented cost reduction initiatives that we believe will reduce our annual operating expenses by more than $5,000. We expect to begin realizing these cost reductions in the third quarter of 2015, with full implementation of cost reductions during the fourth quarter of 2015. After successful implementation of cost reduction initiatives, we expect our selling, general and administrative expenses will approximate $22,000 to $25,000.

Interest Expense, Net

Our interest expense increased $604, or approximately 44%, to $1,983 for the three months ended June 30, 2015 from $1,379 for the three months ended June 30, 2014. Our interest expense increased $990, or approximately 36%, to $3,714 for the six months ended June 30, 2015 from $2,724 for the six months ended June 30, 2014. The increase in interest expense is due primarily to the amortization of debt discount and additional interest related to the new debt incurred to finance the Nutricap asset acquisition, partially offset by a decrease in interest expense due to the reduction of debt in September 2014.

Loss on Change in Derivative Liabilities

We have issued warrants for the purchase of our common stock that, due to certain variable terms of the warrant agreements, we have recorded as derivative liabilities at estimated fair value. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period. The derivative liabilities are generally estimated at the grant date of the warrants and at subsequent financial reporting dates. Changes in the estimated value of the derivative liabilities are recorded as gains or losses in our condensed consolidated statements of operations and comprehensive loss. The derivative liabilities will not require cash payments. During the three months and six months ended June 30, 2015, we reported a loss on change in derivative liabilities of $10,356. We did not report a gain or loss on change in derivative liabilities for the three months and six months ended June 30, 2014.

Subsequent to June 30, 2015, we were able to renegotiate the terms of certain of our common stock warrants that had variable terms. Consequently, these warrants are no longer recorded as derivative liabilities. Had we closed these transactions on or before June 30, 2015, we would have eliminated $15,885 of the derivative liabilities recorded in our condensed consolidated balance sheet as of June 30, 2015 and loss on change in derivative liabilities of $9,965 reported in our condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar Amounts in Thousands)

At June 30, 2015, we had an accumulated deficit of $209,426 and a total stockholders’ deficit of $27,641. Primarily because of this history of operating losses, we have a working capital deficiency of $36,269 at June 30, 2015. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We had net cash provided by operating activities of $1,489 for the six months ended June 30, 2015.

As of June 30, 2015, we had cash of $1,426, which is insufficient for current operations; therefore, additional capital will be needed to execute our business plan, which includes an acquisition strategy, buying more inventory and increased operational expenses. We also will require capital to successfully absorb the recently acquired Nutricap customer relationships and bring the NutraScience business to profitability. There can be no assurance that such capital will be available on acceptable terms or at all.

During the six months ended June 30, 2015, we incurred significant new debt to complete the acquisition of the Nutricap customer relationships, and we assumed certain liabilities in the acquisition. In addition, we have recorded significant derivative liabilities associated with certain warrants issued with these new debt agreements, modified debt agreements and the issuance of shares of our common stock. As a result, our total indebtedness increased from $44,146 at December 31, 2014 to $78,127 at June 30, 2015. Included in this total indebtedness at June 30, 2015 is a non-cash derivative liability of $25,159.

Cash Flows

Net cash provided by operating activities was $1,489 for the six months ended June 30, 2015 as a result of our net loss of $22,048, non-cash gain of $73, increases in accounts receivable of $2,441, prepaid expenses and other current assets of $594, other assets of $76, and a decrease in checks written in excess of cash of $393, offset by non-cash expenses totaling $14,331, a decrease in inventories of $6,101, and increases in accounts payable of $5,995 and accrued expenses and other current liabilities of $687.

By comparison, net cash used in operating activities for the six months ended June 30, 2014 was $4,155 as a result of our net loss of $6,337, increases in accounts receivable of $1,338 and prepaid expenses and other current assets of $91, and a decrease in accrued expenses and other current liabilities of $1,807, partially offset by non-cash expenses totaling $2,995, decrease in inventories of $1,830, and increases in checks written in excess of cash of $332 and accounts payable of $261.

Net cash used in investing activities for the six months ended June 30, 2015 was $7,418, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,662, partially offset by a change in restricted cash of $370.

Net cash used in investing activities was $112 for the six months ended June 30, 2014, consisting of the purchase of property and equipment of $110 and the change in restricted cash of $2.

Net cash provided by financing activities was $6,918 for the six months ended June 30, 2015, consisting of proceeds from the exercise of warrants of $500, proceeds from the issuance of common stock of $2,500, proceeds from the issuance of debt of $7,000 and a decrease in security deposits of $38, partially offset by repayment of debt of $2,480 and payment of debt issuance costs of $640.

Net cash provided by financing activities was $4,282 for the six months ended June 30, 2014, consisting of proceeds from the issuance of debt of $6,194, partially offset by repayment of debt of $1,912.

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

We expect that we will require funding in addition to our existing funding to enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including the acquisitions contemplated under the option right or any additional capital expenditure requirements should that acquisition actually occur, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We adopted the new guidance effective January 1, 2015. Our prior period financial statements were not impacted by the early adoption of this Update.

Off-Balance Sheet Arrangements

As more fully discussed in Note 12 to our condensed consolidated financial statements, on April 7, 2015, we entered into an operating lease agreement for premises in St. Petersburg, Florida. The term of the lease is for twelve years, commencing on May 1, 2015 and ending on April 30, 2027. We have options to extend the term of the lease for two additional periods of five years each and certain rights of first offer and rights of first refusal to lease additional space. The aggregate amount of annual base rent to be paid over the term of the Lease is $4,466 for the initial premises (plus a proportionate share of annual operating expenses and taxes as set forth in the lease agreement).

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

In addition to the risk factors disclosed in the 10-K, the Company’s Adjusted EBITDA as of March 31, 2015 was not in compliance with the Minimum Adjusted EBITDA covenants in the revolving asset-based credit facility (the “Senior Credit Facility”), the note payable to an institutional investor for $3,583, and the note payable to an institutional investor for $3,050. Consequently, the full amount of these obligations were included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015. Subsequently, on June 30, 2015, the Company and these lenders entered into agreements that provided a limited waiver of the Company’s failure to comply with the Minimum Adjusted EBITDA covenant as of March 31, 2015, and the respective financing agreements were amended such that Minimum Adjusted EBITDA covenants previously in place for the periods ending June 30, September 30 and December 31, 2015 were replaced with a new Minimum Adjusted EBITDA covenant of negative $700 for each of the months of July and August 2015. Consequently, we believe the presentation of debt as current or long-term liabilities in our condensed consolidated balance sheet as of June 30, 2015 is in accordance with the terms of our debt agreements.

We expect that we will require funding in addition to our currently committed funding to enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including the acquisition contemplated under the option right or any additional capital expenditure requirements should that acquisition actually occur, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery. Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month 2 ended May 31, 2015	47,031 (1)	$0.0001	-	-

Total	47,031	$0.0001	-	-

(1) In May 2015, the Company purchased an aggregate of 47,031 shares of its common stock from a former employee for total cash consideration of $4.71, equal to the employee’s original purchase price. These shares were unvested restricted shares previously acquired by the employee under the Twinlab Consolidation Corporation 2013 Stock Incentive Plan and have been placed in treasury.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer

	By:	/s/ Mark R. Jaggi
Mark R. Jaggi
Executive Vice President,
Chief Financial Officer and Treasurer