Form 10-Q
period 2015-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2015-11-16
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on November 16, 2015 was 295,704,136 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$1,740	$437
Restricted cash	-	370
Marketable securities	67	29
Accounts receivable, net of allowance of $1,537 and $2,372, respectively	4,940	4,604
Inventories, net	9,924	18,418
Prepaid expenses and other current assets	4,330	4,421
Total current assets	21,001	28,279

Property, plant and equipment, net	3,463	2,680
Intangible assets, net	10,490	7,564
Goodwill	8,818	-
Other assets	1,484	986

	$45,256	$39,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Checks written in excess of cash	$-	$708
Accounts payable	13,738	12,900
Accrued expenses and other current liabilities	4,562	2,061
Derivative liabilities	13,599	-
Notes payable and current portion of long-term debt, net of discount	13,384	13,653
Total current liabilities	45,283	29,322

Long-term liabilities:
Deferred gain on sale of assets	1,930	2,052
Long-term debt, net of current portion and discount	13,368	12,772
Total long-term liabilities	15,298	14,824

Total liabilities	60,581	44,146

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 248,671,225 and 220,000,000 shares issued, respectively	249	220
Additional paid-in capital	203,104	182,704
Stock subscriptions receivable	(100)	(100)
Treasury stock, 22,586,683 and 0 shares at cost, respectively	-	-
Accumulated deficit	(218,533)	(187,378)
Accumulated other comprehensive loss	(45)	(83)
Total stockholders’ deficit	(15,325)	(4,637)

	$45,256	$39,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$16,557	$12,988	$60,215	$47,135
Cost of sales	14,119	10,174	50,816	36,020

Gross profit	2,438	2,814	9,399	11,115

Selling, general and administrative expenses	6,224	7,866	21,178	19,768

Loss from operations	(3,786)	(5,052)	(11,779)	(8,653)

Other income (expense):
Interest expense, net	(1,566)	(2,644)	(5,280)	(5,368)
Loss on change in derivative liabilities	(4,167)	-	(14,523)	-
Other income, net	412	1	428	9

Total other expense	(5,321)	(2,643)	(19,375)	(5,359)

Loss before income taxes	(9,107)	(7,695)	(31,154)	(14,012)
Provision for income taxes	-	(14)	(1)	(34)

Net loss	(9,107)	(7,709)	(31,155)	(14,046)

Other comprehensive gain (loss) – unrealized gain (loss) on marketable securities	(9)	(9)	38	(22)

Total comprehensive loss	$(9,116)	$(7,718)	$(31,117)	$(14,068)

Weighted average number of common shares outstanding – basic and diluted	224,407,542	336,121,692	222,344,684	355,506,995

Loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,155)	$(14,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	1,071
Amortization of debt discount	1,542	1,481
Stock-based compensation	717	-
Provision for obsolete inventory	671	-
Provision for losses on accounts receivable	3	-
Loss on sale of property and equipment to an entity owned by a stockholder	340	-
Loss on change in derivative liabilities	14,523	-
Non-cash interest expense	1,593	2,678
Gain on sale of intangible assets	(750)	-
Changes in operating assets and liabilities:
Accounts receivable	(339)	1,422
Inventories	7,823	1,911
Prepaid expenses and other current assets	619	(2,786)
Other assets	(918)	-
Checks written in excess of cash	(708)	(28)
Accounts payable	3,459	1,292
Accrued expenses and other current liabilities	627	(1,296)

Net cash used in operating activities	(1,125)	(8,301)

Cash flows from investing activities:
Cash paid in acquisition	(6,126)	-
Purchase of property, plant and equipment	(1,727)	(174)
Proceeds from the sale of assets	988	-
Change in restricted cash	370	(4)

Net cash used in investing activities	(6,495)	(178)

Cash flows from financing activities:
Proceeds from the exercise of warrants	6,066	-
Proceeds from the issuance of common stock	2,500	40
Proceeds from the issuance of debt	7,000	11,841
Repayment of debt	(6,033)	(3,592)
Decrease in security deposits	56	-
Purchase and retirement of treasury stock	-	(8)
Payment of debt issuance costs	(666)	(81)

Net cash provided by financing activities	8,923	8,200

Net increase (decrease) in cash	1,303	(279)
Cash at the beginning of the period	437	300

Cash at the end of the period	$1,740	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Nine Months Ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,533	$2,647
Cash paid for income taxes	13	42

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain (loss) on marketable securities	$38	$(22)
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	3,978	-
Liabilities assumed	1,874	-
Other assets	350	-
Assets acquired:
Intangible assets	3,510	-
Goodwill	2,692	-
Other assets transferred to debt discount	364	-
Issuance of warrants for debt discount	5,924	1,481
Issuance of warrants for derivative liabilities	(1,918)	-
Issuance of put option for derivative liability	142	-
Issuance of common stock for repayment of debt	(2,227)	-
Issuance of warrants for prepaid expenses and other current assets	878	-
Issuance of notes payable for accounts payable	2,621	-

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

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information and dietary supplement contract manufacturing services. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Twinlab Consolidation Corporation (“TCC”), Twinlab Holdings, Inc. (“THI”), Twinlab Corporation (“Twinlab”), ISI Brands, Inc. (“ISI”), NutraScience Labs, Inc. (“NutraScience”) and NutraScience IP Corporation.

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

Organic Holdings Purchase Agreement

As further discussed in Note 13, on October 5, 2015, TCC acquired all of the outstanding equity interests of Organic Holdings, LLC, a marketer and distributor of nutritional products.

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

Significant Concentration of Credit Risk

Sales to the Company’s top three major customers aggregated to approximately 37% and 33% of total sales for the three months ended September 30, 2015 and 2014, respectively, and approximately 33% and 29% of total sales for the nine months ended September 30, 2015 and 2014, respectively. Sales to one of those customers were approximately 18% and 16% of total sales for the three months ended September 30, 2015 and 2014, respectively, and approximately 23% and 15% of total sales for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable from these customers were approximately 30% and 26% of total accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total	Level 1	Level 2	Level 3

Marketable securities	$67	$67	$-	$-
Derivative liabilities	13,599	-	-	13,599

December 31, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$29	$29	$-	$-

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

Due to the fact that for all periods presented the Company incurred net losses, potential dilutive common share equivalents as of September 30, 2015 and December 31, 2014, totaling 29,628,612 and 84,683,227 shares, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and nine months ended September 30, 2015 and 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our financial statements

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At September 30, 2015, the Company had an accumulated deficit of $218,533 and a total stockholders’ deficit of $15,325. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $24,282 at September 30, 2015. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations for the remainder of 2015 and for 2016, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with a merger completed in 2014, management was able to convert a majority of the Company’s then-outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition discussed in Note 3 and the Organic acquisition discussed in Note 13, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs.

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

The parties entered into a Transition Services Agreement, dated February 6, 2015, pursuant to which Nutricap provided NutraScience with certain transitional services to assist in the transfer of the customer relationships acquired pursuant to the Nutricap Purchase Agreement (the “TSA”). The services provided under the TSA include, among other services, (i) the services of certain Nutricap personnel; (ii) the right to use Nutricap’s premises; (iii) access to Nutricap’s information services; and (iv) accounting services.

The original Transition Services Agreement related to the Nutricap asset acquisition was in effect until August 6, 2015 and has expired under its terms. The parties entered into a Second Transition Services and License Agreement on August 12, 2015 pursuant to which Nutricap will provide limited transition services through December 31, 2016.

NOTE 4 – INVENTORIES

Inventories consisted of the following at:

	September 30, 2015	December 31, 2014

Raw materials	$4,412	$8,757
Work in process	1,099	2,492
Finished goods	6,652	8,738

	12,163	19,987
Reserve for obsolete inventory	(2,239)	(1,569)

	$9,924	$18,418

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2015	December 31, 2014

Machinery and equipment	$10,842	$10,366
Computers and other	6,703	6,593
Land	-	577
Aquifer	482	482
Leasehold improvements	1,514	1,515
Construction-in-progress	1,138	-

	20,679	19,533
Accumulated depreciation and amortization	(17,216)	(16,853)

	$3,463	$2,680

Assets held under capital leases are included in machinery and equipment and amounted to $1,852 and $2,169 as of September 30, 2015 and December 31, 2014, respectively.

Depreciation and amortization expense totaled $122 and $114 for the three months ended September 30, 2015 and 2014, respectively, and $366 and $495 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30, 2015	December 31, 2014

Trademarks	$10,142	$10,142
Customer relationships	5,334	1,824

	15,476	11,966
Accumulated amortization	(4,986)	(4,402)

	$10,490	$7,564

Trademarks are amortized over a period of 30 years and customer relationships are amortized over periods ranging from 10 to 16 years. Amortization expense was $204 and $127 for the three months ended September 30, 2015 and 2014, respectively, and $584 and $351 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – DEBT

Debt consisted of the following at:

	September 30, 2015	December 31, 2014

Related-Party Debt: Note payable to Little Harbor, LLC, a related party, unsecured, with an imputed interest rate of 16.2%, maturing through July 25, 2017	$6,726	$9,797

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to Midcap Funding X Trust, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $509	6,410	-

Notes Payable: Notes payable to Penta Mezzanine SBIC Fund I, L.P., with interest rate of 12%, maturing in November 2019, net of discount of $3,609	6,391	4,994

Note Payable: Note payable to JL-BBNC Mezz Utah, LLC, with interest rate of 12%, maturing in February 2020, net of discount of $3,862	1,138	-

Vendor Term Notes: Unsecured loans payable to vendors with interest rates ranging from 5% to 7.5% and maturity dates of April 21, April 29, and June 15, 2016	1,832	520

Note Payable: Unsecured note payable issued pursuant to the Nutricap Purchase Agreement, bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015 (see description in Note 3 above)	498	-

Capital Lease Obligations: Capital leases with interest rates ranging from 10.25% to 10.50% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment, net of discount of $438	3,757	2,169

Senior Credit Facility: Revolving $9,500 asset-based credit facility payable to a financial institution, repaid in 2015	-	8,945

Total	26,752	26,425
Less current portion	(13,384)	(13,653)

Long-term debt	$13,368	$12,772

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

Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly from November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000, no later than November 13, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the Nutricap acquisition discussed in Note 3. This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 8 below).

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

JL-BBNC Mezz Utah, LLC

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition discussed in Note 3. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly from February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 8 below). Pursuant to a stock purchase agreement with JL discussed in Note 10, the Company issued shares of its common stock in lieu of $307 worth of interest payments due under this agreement.

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

Certain of the foregoing debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2015, the Company’s adjusted EBITDA (as defined in its debt agreements) was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility and certain notes payable to institutional investors. Consequently significant obligations to these lenders were included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015. Subsequently, on June 30, 2015, the Company, Midcap, Penta and JL entered into agreements that provided a limited waiver of the Company’s failure to comply with the Minimum Adjusted EBITDA covenant as of March 31, 2015, and the respective financing agreements were amended such that Minimum Adjusted EBITDA covenants previously in place for the periods ending June 30, September 30 and December 31, 2015 were replaced with a new Minimum Adjusted EBITDA covenant of negative $700 for each of the months of July and August 2015. Consequently, we believe the presentation of debt as current or long-term liabilities in our condensed consolidated balance sheet as of September 30, 2015 is in accordance with the terms of our debt agreements.

NOTE 8 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENTS

Van Andel Warrants

In connection with a September 3, 2014 debt agreement with David Van Andel (“Van Andel”), a Director of the Company, TCC issued to Van Andel a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017. The warrant was subsequently assumed by the Company. The warrant agreement contained certain anti-dilution provisions, and subsequently, the number of common shares that could be acquired was increased by 185,306 shares. Pursuant to a June 2, 2015 stock purchase agreement discussed below and in Note 10, the warrant to purchase a total of 5,777,411 shares of common stock was cancelled.

Capstone Warrants and Put Agreement

The Company issued a Series A Warrant (the “Series A Warrant”) to Capstone Financial Group, Inc. (“Capstone”), effective as of September 30, 2014. Pursuant to the Series A Warrant, Capstone had the right to purchase up to 52,631,579 shares of common stock at an exercise price of $0.76 per share. The Series A Warrant was exercisable from October 1, 2014 through October 31, 2017. The Series A Warrant provides for equitable adjustments in the event of a stock split, stock dividend, reclassification, consolidation or merger.

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

Effective August 14, 2015, the Company cancelled the June 30, 2015 Penta warrant for 807,018 shares and issued a new warrant to Penta for 807,018 shares, eliminating the variable anti-dilution and/or price protection mechanisms contained in the June 30, 2015 warrant agreement.

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

Effective August 14, 2015, the Company amended the June 30, 2015 JL warrant for 403,509 shares to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement.

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

Effective August 14, 2015, the Company amended the two June 2, 2015 Van Andel Trust warrants to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreements.

On September 10, 2015, the Van Andel Trust exercised the June 2, 2015 warrant for 12,987,012 shares and the Company received aggregate proceeds of $5,000.

On September 30, 2015, the Van Andel Trust exercised the June 2, 2015 warrant for 3,289,474 shares and the Company received aggregate proceeds of $33.

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

Effective August 14, 2015, the Company amended the June 2, 2015 Little Harbor warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement.

On September 30, 2015, Little Harbor exercised the June 2, 2015 warrant for 3,289,474 shares and the Company received aggregate proceeds of $33.

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

A summary of the status of the warrants issued by the Company as of September 30, 2015, and changes during the nine months then ended, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	84,683,227	$0.72

Granted	32,844,791	$0.25
Canceled / Expired	(67,017,656)	$0.70
Exercised	(20,881,750)	$0.29

Outstanding, September 30, 2015	29,628,612	$0.54

NOTE 9 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in January 2015, February 2015 and April 2015 will be increased if the Company’s audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements. In addition, the Company has determined that a put agreement entered into in September 2015 is a derivative. Accordingly, the Company has estimated the total fair value of the derivative liabilities at $13,599 as of September 30, 2015.

During the nine months ended September 30, 2015, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2014	$-
Addition to liabilities for new warrants and put option issued	10,065
Amend warrants	(10,989)
Loss on change in fair value of derivative liabilities	14,523

Derivative liabilities at September 30, 2015	$13,599

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company has authorized preferred stock of 500,000,000 shares. No shares of the preferred stock have been issued.

On September 3, 2014, TCC entered into a Subscription and Surrender Agreement with Thomas Tolworthy, which agreement was assumed by the Company on September 16, 2014 in connection with the merger with TCC (the “Surrender Agreement”). Pursuant to the Surrender Agreement, Mr. Tolworthy is required, upon request by the Company, to surrender up to 65,306,102 shares of common stock for use by the Company. Through September 30, 2015, the Company requested pursuant to the Surrender Agreement, and Mr. Tolworthy surrendered, a total of 22,092,277 shares to the Company, which shares have been placed in treasury.

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through September 2015, the Company granted to certain employees of the Company a total of 7,634,002 Restricted Stock Units pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each on January 1, 2016, January 1, 2017, January 1, 2018 and January 1, 2019. The Company estimated the grant date value of the Restricted Stock Units at $0.76 per share and is amortizing the total estimated grant date value over the vesting periods.

In April 2015, Capstone exercised the Series A Warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500.

In May and July 2015, the Company purchased an aggregate of 494,406 shares of its common stock from employees or former employees for total cash consideration of $0, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employee under the TCC Plan and have been placed in treasury.

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

On September 29, 2015, the Van Andel Trust exercised in full a warrant issued to the Van Andel Trust by the Company on June 2, 2015. Pursuant to such exercise, the Company issued the Van Andel Trust an aggregate of 12,987,012 shares of the Company’s common stock at a per share purchase price of $0.385 or $5,000 in the aggregate.

On September 30, 2015, the Van Andel Trust exercised in full a warrant issued to the Van Andel Trust by the Company on June 2, 2015. Pursuant to such exercise, the Company issued the Van Andel Trust an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

On September 30, 2015, Little Harbor exercised in full the warrant issued to the Little Harbor by the Company on June 2, 2015. Pursuant to such exercise, the Company issued Little Harbor an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

NOTE 11 – OPTION AGREEMENT

In September 2014, TCC entered into an option agreement (the "Option”) that gave TCC an exclusive option to purchase 100% of the outstanding equity interests of Organic Holdings, LLC (“Organic”), a marketer and distributor of nutritional products, on certain agreed upon terms.  TCC paid $2,000 to acquire the Option, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, as amended (the “Purchase Agreement”) with the owners of the membership interests of Organic (the “Sellers”). The parties subsequently agreed to extend the closing date of the Purchase Agreement to October 5, 2015. As discussed in Note 13, the transactions contemplated by the Purchase Agreement were consummated on October 5, 2015.

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

The Lease required the Company to deposit a $1,000 security deposit with the landlord, which is payable in the form of cash or a letter of credit no later than July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), the Company satisfies the Market Cap Test, the landlord is required to return the entire security deposit to the Company. As discussed in Note 8, on April 30, 2015, the Company and a current institutional investor and lender entered into a Reimbursement Agreement pursuant to which the investor agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit.

NOTE 13 – SUBSEQUENT EVENTS

Organic Holdings Acquisition

Pursuant to the exercise of an exclusive option to acquire all of the outstanding equity of Organic (Note 11), on October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the Units for a purchase price of $37,000.

Organic, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including under the well-known Reserveage™ Nutrition family of brands.

TCC and the Sellers each provided customary representations, warranties and covenants in the Purchase Agreement, and the Sellers agreed to be bound by certain non-compete and non-solicitation provisions. The Sellers also agreed to customary indemnification of TCC and its affiliates for certain losses and damages, by way of the cancellation of shares of common stock of the Company owned by Health, KP LLC (“Health”), an affiliate of the Sellers.

The Company has agreed to grant Health certain registration rights for the shares of common stock of the Company owned by Health.

GREAT HARBOR CAPITAL, LLC Stock Purchase Agreement

On October 1, 2015, the Company and GREAT HARBOR CAPITAL, LLC (“GH”), an entity owned by certain stockholders of the Company, entered into a Stock Purchase Agreement (the “GH SPA”). Pursuant to the GH SPA, the Company issued and sold to GH on October 2, 2015 41,379,310 shares of the Company’s common stock for an aggregate purchase price of $12,000. GH has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount sufficient to allow GH to maintain its then-proportional ownership interest in the Company. The Company agreed, upon request by GH, to enter into a registration rights agreement with GH with respect to the shares of common stock issued under the GH SPA.

Golisano Holdings LLC Securities Purchase Agreement

On October 2, 2015, the Company entered into a Securities Purchase Agreement with Golisano Holdings LLC, a New York limited liability company (“Golisano LLC”) (the “Golisano SPA”).

Pursuant to the Golisano SPA, on October 5, 2015 the Company issued and sold to Golisano LLC 88,711,241 shares of the Company’s common stock for an aggregate purchase price of $25,000. The foregoing shares constituted as of immediately following such sale thirty percent (30%) of the Company’s issued and outstanding common stock.

The Company was required to use the new proceeds from the sale of the shares solely for funding the purchase price due from the Company for the Organic acquisition discussed above.

At any time commencing on October 5, 2015 and ending at such time that all of the shares of the Company’s common stock owned by Golisano LLC may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) under the Securities Act of 1933, as amended (the “Securities Act”), and otherwise without restriction or limitation pursuant to Rule 144, if the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) (a “Public Information Failure”) then the Company must pay Golisano LLC, in cash, by reason of any such delay in or reduction of its ability to sell such shares, an amount equal to two percent (2%) of the aggregate purchase price paid for the shares held by Golisano LLC on the day of a Public Information Failure and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured, and (ii) such time that such public information is no longer required for Golisano LLC to transfer its shares pursuant to Rule 144. In addition to the foregoing payment, Golisano LLC has the right to pursue actual damages for the Public Information Failure and to pursue all remedies available to it at law or in equity.

In addition to the 88,771,241 shares of common stock sold to Golisano LLC, the Company issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock so that it is the same thereafter as on October 5, 2015. The Company has reserved 12,697,977 shares of its common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and the Company’s delivery of notice thereof to Golisano LLC.

The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment.

The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015 granting Golisano LLC certain registration rights for the shares of common stock (i) sold pursuant to the Golisano SPA and (ii) issuable on exercise of the Golisano Warrant.

Golisano LLC also has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount equal to its then-proportional ownership interest in the Company.

The Company was required to pay Golisano LLC’s reasonable fees and expenses incurred in connection with the Golisano SPA.

Tolworthy Surrender Agreements

As discussed in Note 10, on September 22, 2014, TCC and Thomas A. Tolworthy entered into a Subscription and Surrender Agreement, dated as of September 3, 2014 (the “Original Surrender Agreement”). The Company assumed the Original Surrender Agreement on September 16, 2014.

On October 5, 2015, the Company and Mr. Tolworthy entered into a Surrender Agreement (the “New Surrender Agreement”). Pursuant to the New Surrender Agreement, Mr. Tolworthy agreed to surrender an aggregate of 60,470,957 shares of Common Stock including 26,564,030 shares of Common Stock in addition to the shares subject to surrender pursuant to the Original Surrender Agreement. The New Surrender Agreement provides that of the aggregate 60,470,957 shares of Common Stock to be surrendered (i) 33,906,927 shares of common stock shall be surrendered pursuant to the Original Surrender Agreement; (ii) 26,564,030 shares of Common Stock shall be surrendered pursuant to the New Surrender Agreement; and (iii) 9,306,898 shares of Common Stock held by Mr. Tolworthy shall remain subject to surrender to the Company pursuant to the Original Surrender Agreement. The shares of Common Stock surrendered pursuant to the (i) Original Surrender Agreement and (ii) New Surrender Agreement were required to be used in connection with certain prior issuances of the shares of the Company’s common and certain exercises of the Company’s warrants. The surrendered shares of the Company’s common stock have been placed in treasury.

In connection with the Stock Purchase Agreements with five investors discussed below, on October 21, 2015, the Company and Mr. Tolworthy entered into an additional Surrender Agreement, pursuant to which Mr. Tolworthy surrendered an aggregate of 3,448,276 shares of the Company’s common stock.

Amended Debt Agreements

In connection with the Organic Holdings acquisition and the related Golisano SPA and GH SPA discussed above, the Company entered into amended debt agreements with MidCap, Penta and JL to amend certain debt covenant calculations and ratios and to include the recent acquired subsidiaries in the debt covenants. Pursuant to limited waivers, the lenders waived the Company’s failure to meet the minimum Adjusted EBITDA covenant for July and August 2015.

Capstone Waiver

On October 1, 2015, the Company and Capstone entered into Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release (the “Capstone Waiver”). Pursuant to the Capstone Waiver, the Company and Capstone agreed to terminate the contingent call rights granted pursuant to a Compromise Agreement and Release entered into on June 3, 2015.

Stock Purchase Agreements

On October 21, 2015, the Company entered into separate Stock Purchase Agreements with five investors (collectively, the “October SPAs”). Pursuant to the October SPAs, the Company issued and sold to the investors, each such investor an “accredited investor” as defined in Regulation D (“Reg. D”) promulgated under the Securities Act, on October 21, 2015 an aggregate of 3,448,276 shares of the Company’s common stock, for an aggregate purchase price of $1,000.

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

Organic Holdings Acquisition

In September 2014, TCC entered into an option agreement (the "Option”) that gave TCC an exclusive option to purchase 100% of the outstanding equity interests of Organic Holdings, LLC (“Organic”), a marketer and distributor of nutritional products, on certain agreed upon terms.  TCC paid $2,000 to acquire the Option, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, as amended (the “Purchase Agreement”) with the owners of the membership interests of Organic (the “Sellers”). On October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the membership units of Organic for a purchase price of $37,000. Organic, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including under the well-know Reserveage™ Nutrition family of brands.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At September 30, 2015, the Company had an accumulated deficit of $218,533 and a total stockholders’ deficit of $15,325. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses were primarily attributable to lower than planned sales resulting from low fill rates on ordered demand due to our working capital deficiency, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and recording significant derivative liabilities, the Company has a working capital deficiency of $24,282 at September 30, 2015. The Company also has significant debt payments due within the next 12 months.

Management continues to address and make progress with the operating issues; however, these continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. Management believes that it will be able to service its debt obligations for the remainder of 2015 and for 2016, however, there can be no assurance that the Company will be able to meet its debt obligations as they become due. In connection with a merger completed in 2014, management was able to convert a majority of the Company’s outstanding debt to equity. Additionally, management believes that by improving operations, continuing to focus on cost reductions and harnessing synergies from the Nutricap asset acquisition and the Organic acquisition, the Company will be able to fund operations over the next twelve months; however, there can be no assurance that the Company will be able to improve operations or reduce costs.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates include values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates.

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

Goodwill

Goodwill is not amortized, but tested for impairment on an annual basis at the end of our fiscal year and at an interim date if indicators of impairment exist.

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

Value of Warrants Issued With Debt

We estimate the grant date value of certain warrants issued with debt using the Black-Scholes pricing model, recording the amounts as either interest expense or deferred financing costs. These estimates are based on multiple inputs and assumptions, including the market price of our stock, interest rates and our stock price volatility.

Share-Based Compensation

We record share-based compensation, including grants of restricted stock units, based on their grant date fair values. We record compensation expense over the vesting period of the restricted stock awards based on the fair value on the date of grant.

Derivatives

The Company has recorded certain warrants as derivative liabilities at estimated fair value due to the variable terms of the warrant agreements. In addition, the Company has determined that a put agreement entered into in September 2015 is a derivative. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period.

RESULTS OF OPERATIONS

(Dollar Amounts in Thousands)

Net Sales

Our net sales increased $3,569, or approximately 27%, to $16,557 for the three months ended September 30, 2015 from $12,988 for the three months ended September 30, 2014. Our net sales increased $13,080, or approximately 28%, to $60,215 for the nine months ended September 30, 2015 from $47,135 for the nine months ended September 30, 2014. The increase in our net sales was attributed primarily to the additional sales resulting from the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015.

Gross Profit

Our gross profit decreased $376, or approximately 13%, to $2,438 for the three months ended September 30, 2015 from $2,814 for the three months ended September 30, 2014. Our gross profit decreased $1,716, or approximately 15%, to $9,399 for the nine months ended September 30, 2015 from $11,115 for the nine months ended September 30, 2014. This decrease in gross profit was attributable to lower margin sales initially made by NutraScience and an overall change in product mix toward lower margin items.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,642, or approximately 21%, to $6,224 for the three months ended September 30, 2015 from $7,866 for the three months ended September 30, 2014. Our selling, general and administrative expenses increased $1,410, or approximately 7%, to $21,178 for the nine months ended September 30, 2015 from $19,768 for the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses in the current year third quarter resulted from positive results from our cost reduction initiatives. The increase in selling, general and administrative expenses on a year-to-date basis was primarily due to the addition of expenses associated with the acquisition of the Nutricap customer relationships by NutraScience, higher than expected legal fees, and other restructuring costs.

We have recently implemented cost reduction initiatives that we believe will reduce our annual operating expenses by more than $5,000. We began realizing these cost reductions in the third quarter of 2015, with full implementation of cost reductions during the fourth quarter of 2015. After successful implementation of cost reduction initiatives, we expect our selling, general and administrative expenses will approximate $22,000 to $25,000 for the year ending December 31, 2016.

Interest Expense, Net

Our interest expense decreased $1,078, or approximately 41%, to $1,566 for the three months ended September 30, 2015 from $2,644 for the three months ended September 30, 2014. Our interest expense decreased $88, or approximately 2%, to $5,280 for the nine months ended September 30, 2015 from $5,368 for the nine months ended September 30, 2014. The decrease in interest expense is due primarily to our reduction of debt in September 2014, partially offset by an increase in interest expense in the current year due to the amortization of debt discount and additional interest related to the new debt incurred to finance the Nutricap asset acquisition.

Loss on Change in Derivative Liabilities

We have issued warrants for the purchase of our common stock that, due to certain variable terms of the warrant agreements, we have recorded as derivative liabilities at estimated fair value. In addition, we have determined that a put agreement entered into in September 2015 is a derivative. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period. The derivative liabilities are generally estimated at the grant date of the warrants and at subsequent financial reporting dates. Changes in the estimated value of the derivative liabilities are recorded as gains or losses in our condensed consolidated statements of operations and comprehensive loss. The derivative liabilities will not require cash payments. During the three months and nine months ended September 30, 2015, we reported a loss on change in derivative liabilities of $4,167 and $14,523, respectively. We did not report a gain or loss on change in derivative liabilities for the three months and nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar Amounts in Thousands)

At September 30, 2015, we had an accumulated deficit of $218,533 and a total stockholders’ deficit of $15,325. Primarily because of this history of operating losses and our recording of significant derivative liabilities, we have a working capital deficiency of $24,282 at September 30, 2015. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We had net cash used in operating activities of $1,125 for the nine months ended September 30, 2015.

As of September 30, 2015, we had cash of $1,740, which we believe is insufficient for current operations; therefore, additional capital will be needed to execute our business plan, which includes an acquisition strategy, buying more inventory and increased operational expenses. We also will require capital to successfully absorb the recently acquired Nutricap customer relationships and Organic acquisition and bring these businesses to profitability. There can be no assurance that such capital will be available on acceptable terms or at all.

During the nine months ended September 30, 2015, we incurred significant new debt to complete the acquisition of the Nutricap customer relationships, and we assumed certain liabilities in the acquisition. In addition, we have recorded significant derivative liabilities associated with certain warrants issued with these new debt agreements, modified debt agreements and the issuance of shares of our common stock. As a result, our total indebtedness increased from $44,146 at December 31, 2014 to $60,581 at September 30, 2015. Included in this total indebtedness at September 30, 2015 is a non-cash derivative liability of $13,599.

In October 2015, we issued and sold an aggregate of 130,090,551 shares of our common stock to two investors for total proceeds of $37,000, which was used to fund the Organic acquisition. Also in October 2015, we issued and sold an aggregate of 3,448,276 shares of our common stock for total proceeds of $1,000.

Cash Flows

Net cash used in operating activities was $1,125 for the nine months ended September 30, 2015 as a result of our net loss of $31,155, non-cash gain of $750, increases in accounts receivable of $339 and other assets of $918, and a decrease in checks written in excess of cash of $708, partially offset by non-cash expenses totaling $20,217, decreases in inventories of $7,823 and prepaid expenses and other current assets of $619, and increases in accounts payable of $3,459 and accrued expenses and other current liabilities of $627.

By comparison, net cash used in operating activities for the nine months ended September 30, 2014 was $8,301 as a result of our net loss of $14,046, increase in prepaid expenses and other current assets of $2,786, and decreases in checks written in excess of cash of $28 and accrued expenses and other current liabilities of $1,296, partially offset by non-cash expenses totaling $5,230, decreases in accounts receivable of $1,422 and inventories of $1,911, and increases in accounts payable of $1,292.

Net cash used in investing activities for the nine months ended September 30, 2015 was $6,495, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,727, partially offset by proceeds from the sale of assets of $988 and a change in restricted cash of $370.

Net cash used in investing activities was $178 for the nine months ended September 30, 2014, consisting of the purchase of property and equipment of $174 and a change in restricted cash of $4.

Net cash provided by financing activities was $8,923 for the nine months ended September 30, 2015, consisting of proceeds from the exercise of warrants of $6,066, proceeds from the issuance of common stock of $2,500, proceeds from the issuance of debt of $7,000 and a decrease in security deposits of $56, partially offset by repayment of debt of $6,033 and payment of debt issuance costs of $666.

Net cash provided by financing activities was $8,200 for the nine months ended September 30, 2014, consisting of proceeds from the issuance of common stock of $40 and proceeds from the issuance of debt of $11,841, partially offset by repayment of debt of $3,592, purchase and retirement of treasury stock of $8 and payment of debt issuance costs of $81.

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

We expect that we will require funding in addition to our existing funding to enable us to fund our operating expenses and capital expenditure requirements, not including any future acquisitions, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We adopted the new guidance effective January 1, 2015. Our prior period consolidated financial statements were not impacted by the early adoption of this Update.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

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

Other than the operating lease agreement described above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures. On September 16, 2014, we, then a public shell company, acquired TCC in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of TCC, as ours. Such disclosure controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our disclosure controls and procedures.

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

In addition to the risk factors disclosed in the 10-K, we expect that we will require funding in addition to our currently committed funding to enable us to fund our operating expenses and capital expenditure requirements for our existing operations, and not including any future acquisitions, for at least the foreseeable future. Our future capital requirements will depend on many factors, including, in particular, any requirements we may have in connection with the integration of any future acquisitions which would include, but not be limited to, upgrading of our ERP/MRP systems and acquiring additional machinery. Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month 1 ended July 31, 2015	447,375	(1)	$0.0001	-	-

Total	447,375		$0.0001	-	-

(1) In July 2015, the Company purchased an aggregate of 447,375 shares of its common stock from five former employees for total cash consideration of $44.74, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employees under the Twinlab Consolidation Corporation 2013 Stock Incentive Plan and have been placed in treasury.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Thomas A. Tolworthy
Thomas A. Tolworthy
President and Chief Executive Officer and
Principal Accounting Officer

