Form 10-K
period 2015-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2016-04-14
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-55181

TWINLAB CONSOLIDATED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2255 Glades Road, Suite 342W, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2015 was $60,962,383 (computed by reference to the average bid and asked price on such date).

The number of shares of common stock, $0.001 par value, outstanding on April 14, 2016 was 250,805,992 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K (“Report” or “10-K”) that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled “Risk Factors” including, without limitation, risks relating to:

·	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

·	our ability to retain or hire key management personnel;

·	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

·	dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

·	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

·	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

·	competition in our industry;

·	regulatory developments in the United States and foreign countries;

·	consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

·	potential slow or negative growth in the vitamin, mineral and supplement market;

·	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

·	volatile conditions in the capital, credit and commodities markets and in the overall economy;

·	dependency on retail stores for sales;

·	the loss of significant customers;

·	compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determination by regulators anywhere in the world (including the banning of products) and, in particular, Food and Drug Administration Good Manufacturing Practices (“cGMP”), Dietary Supplement Health and Education Act of 1994 (“DSHEA”), Food Safety Modernization Act (“FSMA”) and California’s Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) in the United States, the Natural Health Products Regulations in Canada, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the “Herbal Products Directive”) in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

·	material product liability claims and product recalls;

·	our inability to obtain or renew insurance, or to manage insurance costs;

·	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

·	difficulty entering new international markets;

·	legal proceedings initiated by regulators in the U.S. or abroad;

·	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

·	difficulty entering new international markets;

·	loss of certain third-party suppliers;

·	the availability and pricing of raw materials;

·	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

·	increased competition and failure to compete effectively;

·	our inability to respond to changing consumer preferences;

·	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

·	work stoppages at our facilities;

·	increased raw material, utility and fuel costs;

·	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian dollar and the Chinese Renminbi;

·	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

·	failure to maintain and/or upgrade our information technology systems;

·	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

·	failure to maintain effective controls over financial reporting;

·	other factors disclosed in this Report; and

·	other factors beyond our control.

We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this Report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations.

Item 1.	Business. (Amounts in thousands, except share and per share amounts)

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

On September 16, 2014, the Company completed the Merger, pursuant to the Merger Agreement, by and among the Company, Sub Co and TCC, whereby TCC became a wholly owned subsidiary of the Company.

As a result of the closing of the Merger, the Company became a holding company and redirected its focus to the operations of TCC, which through its operating subsidiaries developed, manufactured and marketed high-quality, science-based nutritional supplements, as well as its intended consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under “Business Strategy.” As part of such strategy, following the Merger, the Company focused significantly in the last fiscal year on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which in combination with the TCC operating businesses acquired in the Merger form the foundation for the Company’s consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services, into the Company’s subsidiary NutraScience Labs, Inc. (“NutraScience”) on February 6, 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. See “Development of the TCC Business.”

The Company maintains its principal executive offices at 2255 Glades Road, Suite 342W, Boca Raton, Florida 33431. The Company’s lease of the prior principal executive offices at 632 Broadway, Suite 201, New York, New York, expires on April 30, 2016 and the Company is not renewing that lease. TCC’s wholly owned subsidiaries are Twinlab Holdings, Inc. (formerly known as Idea Sphere Inc.) (“THI”), NutraScience, NutraScience Labs IP Corporation, and Organic Holdings. THI’s wholly owned subsidiaries are Twinlab Corporation (sometimes referred to herein as “Twinlab”), which manufactures and markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. (“ISI”), which holds title to the intellectual property used in the manufacturing and marketing activities of Twinlab Corporation. Organic Holdings’ wholly-owned operating subsidiaries are CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C., and Innovita Specialty Distribution LLC.

Effective March 16, 2016, and by appointment of the Company’s Board of Directors, Naomi L. Whittel became the Company’s Chief Executive Officer, filling the vacancy created by the termination of the Company’s former CEO, Thomas A. Tolworthy’s employment with the Company. Ms. Whittel is the founder of Organic Holdings and was Organic Holding’s CEO when it was acquired by Twinlab in October 2015. Ms. Whittel founded Organic Holdings in 2009 with a goal of becoming an innovator in the health and wellness field by providing best-in-class, first-to-market nutritional supplements made with science-based ingredients. With two decades of experience in developing and managing sustainable companies in the health and wellness sector, Ms. Whittel launched more than 140 science-based products and won more than 30 industry awards for product excellence. Ms. Whittel was named the Gold Stevie Award Winner as Female Executive of the Year of a consumer products company. Also in 2012, the Nutrition Business Journal (NBJ) awarded Reserveage Nutrition with the prestigious Business Achievement Award in the Mid-Size Company Growth Category. Ms. Whittel was the EY Entrepreneur of the Year 2013 Florida Award recipient in the Emerging category, as well as a national finalist.

The Company’s Chief Administrative Officer, Glenn C. Wolfson, and Executive Vice-President of Retail Sales, Kathleen C. Pastor, also terminated employment with the Company on March 16, 2016. These positions have not been replaced.

For convenience in this report, the terms “Company,” “we” and “us” may be used to refer to Twinlab Consolidated Holdings, Inc. and/or its subsidiaries, except where indicated otherwise, and the term “TCC” may be used to refer to Twinlab Consolidation Corporation and/or its subsidiaries.

TCC’s branded products include a full line of vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab® Fuel family of sports nutrition products); a market leader in the healthy aging and beauty from within categories with a focus on resveratrol and collagen supplements sold under the Reserveage™ Nutrition brand name; diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name; and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores, national and regional drug store chains, supermarkets, and mass-market retailers.

Development of the TCC Business

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the “H&W Industry”). Since TCC’s formation we have executed on this strategy in an effort to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

On August 7, 2014, TCC acquired Idea Sphere Inc., a Michigan corporation (“Idea Sphere”), and its subsidiaries. This transaction was conducted as a reverse triangular merger (the “IS Merger”) in which TCC established a wholly owned subsidiary (“TCC Subco”) that merged with Idea Sphere. On August 27, 2014, the name of Idea Sphere was changed to THI. As a consequence of the closing of the IS Merger followed by the closing of the Merger, the Company’s main focus was redirected to the operations of its operating subsidiary, Twinlab Corporation, which manufactures and markets high-quality, science-based nutritional supplements under a number of brand names.

THI was incorporated on April 10, 2001 and shortly thereafter incorporated ISI as a wholly owned subsidiary on December 4, 2001. On December 19, 2003, THI successfully completed the acquisition of substantially all of the non-ephedra assets of Twin Laboratories, Inc. out of a Chapter 11 bankruptcy pursuant to Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”). The assets acquired by THI at the time constitute the core of the operations that comprise the Company’s current business.

On November 4, 2005, THI completed the acquisition out of a Chapter 11 bankruptcy of substantially all of the non-ephedra assets of Metabolife International, Inc. and its subsidiary Alpine Health Products, LLC, again pursuant to Section 363 of the Bankruptcy Code. Through this acquisition, THI expanded its presence in the diet and energy category.

On September 18, 2006, THI acquired the assets of Cole Water Company, LLC (“Cole Water”), which owned an aquifer with a recharging spring of naturally calcium-enriched water. This transaction included the acquisition of real property at 51 Strawtown Pike, Peru, Indiana that holds the natural aquifer as well as a bottling facility. Cole Water has marketed calcium-enriched water under a number of brand names. On December 31, 2013, THI discontinued operations of its water products line.

On November 20, 2013, THI acquired certain assets of PatentHealth LLC, primarily the Trigosamine® brand, out of receivership, expanding THI’s brand footprint to include the fast growing joint support category in the mass market and drugstore channels.

On February 6, 2015, NutraScience acquired the customer relationships of Nutricap, a provider of dietary supplement contract manufacturing services. The purchase price paid for the acquired assets totaled $12,328, comprised of (i) $6,126 in cash ($8,000 less certain downward adjustments), (ii) deposit of $350 paid in 2014; (iii) assumption of certain liabilities of $1,874; and (iv) promissory notes in an aggregate principal amount of $3,978. Pursuant to a Transition Services Agreement entered into at the closing of the acquisition, Nutricap provided NutraScience with certain transitional services.

On October 5, 2015, TCC acquired all of the membership units of Organic Holdings for a total purchase cash purchase price of $41,710, including a deposit of $2,000 paid in 2014. Organic Holdings, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including under the award-winning Reserveage™ Nutrition brand. With this acquisition, TCC significantly expanded its brand portfolio with the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories.

As set forth in the “Financings” section below, the Company was able to obtain $37,000 of new equity financing to consummate the Organic Holdings acquisition, and thereby complete in the first fiscal year following the Merger the initial foundational phase of the Company’s synergistic consolidation strategy.

Financings

The following is a discussion of recent debt and equity financings. Please see Notes 8, 9 and 11 in the Notes to Consolidated Financial Statements included in this Report for expanded disclosure, including principal balances outstanding and terms of warrants issued in connection with the debt financings, and the number of common shares and terms of warrants issued in connection with the equity financings.

Debt Financings

On November 13, 2014, the Company raised proceeds of $8,000 less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly commencing on November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000 no later than November 13, 2015. The Company issued warrants in connection with this loan.

On February 6, 2015, the Company raised proceeds of $2,000 less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the acquisition of the Nutricap customer relationships. This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan.

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”), on January 23, 2015. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan.

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the acquisition of the Nutricap customer relationships. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly commencing on February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan.

The short-term notes payable issued in the acquisition of the Nutricap customer relationships included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750 representing the original principal amount of $2,500 plus a late fee of $250 with a maturity date of January 1, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex Capital Corporation, a California corporation (“Essex”), and its owner Ralph Iannelli (“Iannelli”). As discussed in Item 13 of this Report, Essex and Iannelli are related parties. Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

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

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

Equity Financings (See Item 13. Certain Relationships and Related Transactions, and Director Independence)

On June 2, 2015, the Company, the David L. Van Andel Trust u/a dated November 30, 1993 (the “Van Andel Trust”) and David L. Van Andel, Director and Chairman of the Board (“Van Andel”), entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Pursuant to the Van Andel Trust SPA, the Company sold the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. In addition, pursuant to the Van Andel Trust SPA, Van Andel surrendered to the Company for cancellation that certain warrant, dated September 5, 2014, that had provided Van Andel the right to acquire an aggregate of 5,592,105 shares of common stock at $0.76 per share. The Van Andel Trust SPA also provided for the issuance to the Van Andel Trust of two warrants to purchase shares of the Company’s common stock.

On June 2, 2015, the Company and Little Harbor LLC (“Little Harbor”), a related party, entered into a Stock Purchase Agreement (the “LH SPA”). Pursuant to the LH SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for an aggregate of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the LH SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement. The LH SPA also provided for the issuance to Little Harbor of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and Penta entered into a Stock Purchase Agreement (the “Penta SPA”). Pursuant to the Penta SPA, the Company sold 807,018 shares of its common stock at $0.76 per share for an aggregate of $613. Penta delivered to the Company the purchase price for the shares in the form of Penta’s irrevocable agreement to accept the shares issued by the Company in lieu of $613 worth of interest payments otherwise due Penta under an outstanding debt agreement. The Penta SPA also provided for the issuance to Penta of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and JL entered into a Stock Purchase Agreement (the “JL SPA”). Pursuant to the JL SPA, the Company sold 403,509 shares of its common stock at $0.76 per share for an aggregate of $307. JL delivered to the Company the purchase price for the shares in the form of JL’s irrevocable agreement to accept the shares issued by the Company in lieu of $307 worth of interest payments otherwise due JL under an outstanding debt agreement. The JL SPA also provided for the issuance to JL of a warrant to purchase shares of the Company’s common stock.

On October 1, 2015, the Company and GREAT HARBOR CAPITAL, LLC (“GH”), an entity owned by certain stockholders of the Company, entered into a Stock Purchase Agreement (the “GH SPA”). Pursuant to the GH SPA, the Company issued and sold to GH on October 2, 2015, 41,379,310 shares of the Company’s common stock for an aggregate purchase price of $12,000. Proceeds from the GH SPA were used to partially fund the Organic Holdings acquisition. GH has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount sufficient to allow GH to maintain its then-proportional ownership interest in the Company. The Company agreed, upon request by GH, to enter into a registration rights agreement with GH with respect to the shares of common stock issued under the GH SPA.

On October 2, 2015, the Company entered into a Securities Purchase Agreement with Golisano Holdings LLC, a New York limited liability company (“Golisano LLC”) (the “Golisano SPA”). Pursuant to the Golisano SPA, on October 5, 2015 the Company issued and sold to Golisano LLC 88,711,241 shares of the Company’s common stock for an aggregate purchase price of $25,000. The Company was required to use the proceeds from the sale of the shares solely for funding the purchase price for the Organic Holdings acquisition. In addition to the 88,771,241 shares of common stock sold to Golisano LLC, the Company issued Golisano LLC a warrant intended to maintain Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock. The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock sold pursuant to the Golisano SPA. Golisano LLC also has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount equal to its then-proportional ownership interest in the Company.

On October 21, 2015, the Company entered into separate Stock Purchase Agreements with five investors (collectively, the “October SPAs”). Pursuant to the October SPAs, the Company issued and sold to the investors, each such investor an “accredited investor” as defined in Regulation D (“Reg. D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on October 21, 2015 an aggregate of 3,448,276 shares of the Company’s common stock, for an aggregate purchase price of $1,000.

Warrant Exercises

In April 2015, Capstone Financial Group, Inc. (“Capstone”) exercised a warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500.

On July 7, 2015, Capstone partially exercised a warrant issued to Capstone by the Company on September 30, 2014, as amended on May 28, 2015. Pursuant to such exercise, the Company issued Capstone an aggregate of 526,316 shares of the Company’s common stock at a per share purchase price of $0.76 or $400 in the aggregate. On July 23, 2015, Capstone further partially exercised the warrant for an aggregate of 131,579 shares of the Company’s common stock at a per share purchase price of $0.76 or $100 in the aggregate.

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

On September 30, 2015, Little Harbor exercised in full a warrant issued to Little Harbor by the Company on June 2, 2015. Pursuant to such exercise, the Company issued Little Harbor an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

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

We manufacture and sell nutritional products, including primarily a full line of nutritional supplements under the Twinlab® brand (including the Twinlab® Fuel family of sports nutrition products) and the Reserveage™ Nutrition brand. We also manufacture and sell diet and energy products under the Metabolife® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name.

We manufacture a broad line of branded products, which are sold both domestically and internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In addition, we act as contract manufacturers for private label customers.

We were established to affect a consolidation strategy in the fragmented health and wellness industry. Utilizing the manufacturing assets and expertise of Twinlab Corporation as well as the product development, marketing and sales expertise of Organic Holdings, NutraScience and Twinlab, we intend to implement a strategic plan to provide elevated productivity, optimized manufacturing capability and distribution networks, increased market share and enhanced profit margins through selected acquisitions to emerge as a market leader. We have assembled a seasoned management team with extensive acquisition and integration expertise for the purpose of executing our strategic plan.

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

We develop, manufacture, market and distribute a majority of our branded products, particularly in the Twinlab, Alvita, Metabolife and Trigosamine brands, and we believe that the quality of our products is among the highest in the industry. We market our branded products through a combination of our own sales force and brokers dedicated to the HNF channel. We seek to be a market leader in the development of new and innovative products and believe that we benefit from greater customer and product diversification than many of our competitors.

We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

An integral part of our business strategy has been to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships. As discussed in the “Development of the TCC Business” section hereof, the Company placed significant priority in the last fiscal year on successfully completing two acquisitions that were targets of TCC at the time of the Merger and critical to TCC’s roll-up strategy.

In addition to our branded products business, the acquisition of the customer relationships of Nutricap provided an important platform to expand our contract manufacturing business.

Industry

According to Nutrition Business Journal , the total retail natural products market (the “Natural Products Market”) is highly fragmented and totaled approximately $137.4 billion in retail sales in calendar 2012. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2012 sales indicated): (i) personal care, $13.1 billion, (ii) natural and organic foods, $47.9 billion, (iii) functional foods, $43.9 billion and (iv) vitamins, minerals and supplements, $32.5 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"). Our business plan could include expansion into the other three channels of the Natural Products Market: natural and organic personal care, natural and organic foods, and functional foods.

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

Products

We primarily manufacture and market nutritional supplements. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brands (including the Twinlab® Fuel family of sports nutrition products) and Resereveage™ Nutrition brand. We also manufacture and sell diet and energy products under the Metabolife® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs.

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

Sales, Marketing and Promotion

Sales

TCC and its subsidiaries are a fully integrated manufacturer, marketer and distributor of nutritional products and generated approximately $82 million in net revenue in 2015. TCC presently sells its products through over 45,000 retail stores in the U.S. and distributes its products in over 55 countries worldwide.

Marketing and Promotion

TCC markets a number of brands to consumers shopping in numerous retail channels as well as online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Health and Natural Foods (“HNF”)	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC) and retailers ranging from Whole Foods to small health food stores

Performance	Retailers and e-tailers that focus on sports nutrition (i.e., Max Muscle Sports Nutrition and Bodybuilding.com) retailers such as bike shops, and running shops and other sport-centric locations where supplements are sold

Food, Drug and Mass Market (“FDM”)	Retailers ranging from Walgreens Drugstores to Walmart ‘big box’ stores

Direct to Consumer (“DTC”)	Websites, catalogs, print ads, telemarketing, infomercials, banner ads

International	Distributors found in the 55 countries in which Twinlab currently does business

Convenience	Retailers ranging from national chains such as 7-Eleven to small local gas station convenience stores

Current Lines and Recent Launches

Reserveage™ Nutrition

Organic Holdings is principally engaged in the business of developing, formulating, manufacturing, distributing and marketing branded and private-label nutritional products and dietary supplements. These brands include Reserveage Nutrition, Rebody, Cocowell, Resvitale, and Natures Code. Products focus largely on health and wellness, along with beauty.

Twinlab Brands

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

Marketing Efforts by Brand

Twinlab Brand Vitamins

Twinlab is a heritage brand of vitamins that has been in the market for over 45 years and carries a great deal of brand awareness from the health and natural food and specialty consumer. Twinlab vitamins are sold through the specialty and health and natural channel, where retail staff is relied upon to educate consumers about new science and new products. This is sometimes referred to as ‘hand selling’, and for this reason, marketing and promotional efforts consist of many trade activities to educate distributors and retail staff. As a major industry player, Twinlab participates in two leading trade events, Expo West and Expo East, held annually to announce product introductions to retailers nationwide. Since Twinlab is a distributed brand (shipping to certain major retailers, but also to nationwide distributors who resell to smaller retailers), the Company also delivers training to distributor sales teams and participates in distributor and retailer shows designed to reach retailers and store managers.

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

Twinlab ProSeries . ProSeries is a new line of premium high-performance products under Twinlab’s Fuel brand targeting the hardcore bodybuilder or extreme fitness enthusiast. These products are advanced, cutting edge supplements designed to provide significant results, and the new brand and premium hardcore focus have created a fresh emphasis for the Company that is getting results. The Company positioned the products as a fresh departure with a credit to Twinlab’s authentic sports nutrition roots in the industry for over 45 years. The innovative products in this line are finding enthusiastic acceptance in the performance channel but also breaking into the mass market in certain cases. ProSeries employs a critical cross-section of marketing activities ranging from attending performance shows to print and electronic media – including training videos on key performance sites. Believing sampling is the surest way to drive sales, the ProSeries division has its own ‘Fuel Militia’ of fitness professionals and body builders that attend events, provide performance demonstrations and distribute samples to the public.

Twinlab CleanSeries . CleanSeries, launched in 2012, is a new line of non-genetically modified organism tested products certified to be free of any banned substances. This sports nutrition brand is purpose-built for the health and natural food channel where face-to-face education and hand-selling rule the day. The marketing is focused on in-store demos, couponing, events, retailer education sessions, social media and limited print advertising.

Twinlab PerformanceSeries . PerformanceSeries is the Company’s new positioning for the existing Fuel line products that languished after the turn of the century. Still driving sales based on their high quality and strong reputation, this line needed a new direction and new start. The line has been reengineered to be a high performance, high value foundational product line. Excitement has been created around the brand by updating formulas where appropriate and redesigning the look and targeted appeal of the line. Marketing activities center on the younger and mature athletes who seek core sports nutrition products and strong value for their money.

MetaboLife

The MetaboLife brand of diet and energy products is one of the nation’s most recognized brands and was acquired by Twinlab on November 4, 2005. MetaboLife has been positioned to serve the FDM channel. MetaboLife benefits from very high un-aided consumer awareness and targeted, advertorial marketing.

Trigosamine

The Trigosamine brand, acquired on November 20, 2013, focuses on support for joints – one of the larger product segments after the diet segment. The brand is focused in mass market, and the Company began limited sales in the DTC channel during the last fiscal year.

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

We spent approximately $1,577 and $1,559 for R&D for the fiscal years ended December 31, 2015 and 2014, respectively.

Our quality control and safety programs seek to ensure the safety and superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices (“cGMPs”). The Company has always had an acute focus on safety, quality, efficacy and compliance with law. Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity.

Marketing and Sales

We believe our marketing and sales efforts help to promote demand for our products by educating retailers, who in turn educate their customers, as to the quality and attributes of our natural nutritional supplements and other products. Our branded products are currently sold in the United States primarily in the HNF channel. We believe that our products are attractive to retailers in the HNF channel due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and efficacy of our products and the availability of service, sales support and educational materials. We have developed numerous Internet sites (including http:// reserveage.com, www.twinlab.com , www.metabolife.com , www.alvita.com , www.twinlabfuel.com , www.bariatricvitamins.com , www.cleanseries.twinlab.com , www.twinlabbeachbody.com ) that provide information about our branded lines and the various products within each brand. We have included our Internet site here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Report.

We employ a sales force dedicated to each of the individual channels in which we sell our products. The dynamics and buying patterns of the various channels require specific approaches and skills necessitating specific sales approaches. Our sales representatives regularly visit each assigned customer in their respective areas to assist in the solicitation of orders for products, provide related product sales assistance and pitch new products to buyers. In addition to our field reps, we maintain a highly skilled internal phone-based sales force that keeps in touch with customers and through which they purchase our products. This technique covers a broad swath of the industry. We also engage skilled brokers, where appropriate and helpful based on their particular expertise and relationships with particular customers.

Significant Customers

Sales to the Company’s top three customers aggregated to approximately 23% and 26% of total consolidated sales in 2015 and 2014, respectively. Sales to one of those customers, Wal-Mart, were approximately 15% and 12% of total consolidated sales in 2015 and 2014, respectively. Accounts receivable from these customers were approximately 24% of total accounts receivable as of December 31, 2015 and 2014.

Manufacturing

We manufacture domestically in Utah, at which a significant majority of our Twinlab branded products are manufactured, and also have certain of our products manufactured by highly qualified third-party providers located primarily in the U.S. and Canada. The Company has industry-standard manufacturing and production facilities in its 170,000 square foot facility in American Fork, Utah.

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

We manufactured approximately 54% of our products in fiscal 2015, based on net sales. For the products we manufacture ourselves, our manufacturing operations are performed primarily in our facilities located in Utah. We also have numerous contract manufacturers geographically spread across the country. These contract manufacturers include softgel manufacturers, liquid manufacturers and other specialty manufacturers as and when needed. These contract manufacturers do business with us under both short and long term contracts depending on our needs. The Company does not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.).

Management Information and Communication Systems

We use customized computer software systems, as well as commercially-packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. The Company currently uses an SAP system to maintain its accounts and various bolt on systems to manage the aforementioned work processes. The Company has been working on updating our ERP and MRP systems with a new Deacom system to be initially launched at Twinlab Corporation in 2016 and thereafter rolled out to NutraScience and Organic Holdings, which currently have their own accounting and management information systems.

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced for domestic and international approved suppliers principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers. We believe our relationships with our principal suppliers are good. We have adopted dual sourcing for raw materials where available to mitigate the impact of raw materials shortages that happen from time to time.

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

Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and OTC drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

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

The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the Consumer Safety Product Commission (“CPSC”). Among other things, CPSC/CPSIA impact on dietary supplements is principally in requirements for use of child resistant closures (“CRCs”), performance validation of CRCs, and requirements for packaging and labeling of iron-containing products. The CPSIA also requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

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

Mass Market

Our sales are focused primarily in limited SKUs in the Trigosamine and Metabolife lines in the mass market retail channel of distribution. Metabolife and Trigosamine were focused on the mass market channel when acquired and do not have a notable presence elsewhere at retail. It is possible that as increasing numbers of companies (or brands) sell nutritional supplement products and other natural products in the mass market channels (such as Pharmavite (Nature Made), The Carlyle Group (Nature's Bounty), Reckitt Benckiser Group (Schiff), Hain Celestial and Church & Dwight) our mass market brands will be negatively impacted. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Pfizer (Centrum) and Bayer (One-A-Day).

Performance

The performance channel is primarily made up of independent retailers that focus their product mix on performance products, as well as gyms, health clubs and other health and fitness locations that house small stores to cater to the needs of their clients. There is also a small vibrant market serviced by bicycle shops and other specialty sports equipment retailers, and even larger sporting goods stores, like Dick’s Sporting Goods and Sports Authority, are testing sports nutrition sets in their stores. The retail performance channel is supplied by two specialty distributors that focus exclusively on this channel (Europa Sports Nutrition, Lone Star Distribution). In recent years the performance channel has become dominated by several online retailers ( www.bodybuilding.com , www.supplementwarehouse.com , www.dpsnutrition.com , www.netrition.com , www.allstarhealth.com , www.muscleandstrength.com ) that have the advantage of broad selection and aggressive pricing.

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

Intellectual Property

We own numerous trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

Employees

As of the date of this report, we had 242 full-time employees and 4 part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors. (Amounts in thousands, except share and per share amounts)

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

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to similar regulatory bodies in all the countries in which we do business. Failure to comply with regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state's regulations. For example, in February 2015, the New York Attorney General issued cease and desist letters to several national retailers regarding certain herbal supplements and since that time both the New York Attorney General and other states Attorneys General have engaged in inquiries regarding the manufacture and sale of various supplements, and pursuant to such inquiries could seek to take actions against industry participants or amend applicable regulations in their State. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

·	requirements for the reformulation of certain or all products to meet new standards,
·	the recall or discontinuance of certain or all products,
·	additional record keeping,
·	expanded documentation of the properties of certain or all products,
·	expanded or different labeling,
·	adverse event tracking and reporting, and
·	additional scientific substantiation.

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

We provide certain rights of indemnification to our contract manufacturing customers, one of whom has tendered to us the defense and indemnification of approximately 40 putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. We have accepted such tenders subject to a reservation of various rights. We believe the allegations, which are essentially common across all the actions, are without merit and intend to vigorously defend these cases, but any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved. In the last fiscal year, the Company incurred legal fees in excess of $500 in connection with its provision of indemnification and defense in these matters, and the Company anticipates that fees will exceed that amount in the upcoming fiscal year.

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

We sell primarily in the United States and, in this market, a significant portion of our sales are through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods Market and The Vitamin Shoppe, but many health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. A fair portion of our success is dependent, to a large degree, on the growth and success of the health and natural foods channel, which is outside our control. There can be no assurance that the health and natural foods channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the health and natural foods channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business.

Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

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

Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and results of operations.

Business Strategy and Operational Risks

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees of the Company and its subsidiaries include Naomi L. Whittel as the Chief Executive Officer, William E. Stevens, Chief Financial Officer and Treasurer, Richard H. Neuwirth as Executive Vice President, Chief Legal Officer and Secretary, Gregory T. Grochoski as Executive Vice President and Chief Science Officer and Wade Nolte as Executive Vice President of Supply Chain. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. All key management employees have employment agreements. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

·	any acquisition may result in significant expenditures of cash, stock and/or management resources,
·	acquired businesses may not perform in accordance with expectations,
·	we may encounter difficulties and costs with the integration of the acquired businesses,
·	management’s attention may be diverted from other aspects of our business,
·	we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,
·	we may lose key employees of acquired or existing businesses,
·	we may incur liabilities and claims arising out of acquired businesses,
·	we may be unable to obtain financing, and
·	we may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing (on acceptable terms or at all) for or otherwise consummate any acquisitions, including those described below, or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

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

We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have selective agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

·	weather,
·	crop conditions,
·	transportation interruptions,
·	strikes by supplier employees, and
·	natural disasters or other catastrophic events.

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

Because we manufacture a significant percentage of our products, we are dependent upon the uninterrupted and efficient operation of our single manufacturing facility, which is subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

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

We will need additional capital in the future to finance our operations and to execute our business strategy of growing through acquisitions, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations. We believe that cash flows from operations and other committed sources of additional liquidity will be sufficient to fund our operations in the ordinary course of business through fiscal 2016. However, if we experience extraordinary expenses or other events beyond our control, and as we execute our acquisition strategy, we will need to raise additional funds to continue our operations.

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

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2015 and 2014.  We had negative working capital at the end of each of those years.  As of December 31, 2015 and 2014, our accumulated deficit was $223,788 and $187,378, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued its report dated March 30, 2016, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

Risks Relating To Our Common Stock

Our common stock currently has very limited trading volume and holders of our securities may not be able to sell quickly any significant number of shares.

Our common stock is quoted on the OTCPK. There has been very limited trading volume of our common stock. Because of this, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. When a limited number of shares begin trading, the price per share is subject to volatility and may be subject to rapid price swings in the future.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In the prior year, we identified material weakness in our system of internal control over financial reporting disclosure controls and procedures primarily as a result of insufficient time to document, validate and update the prior controls and procedures of the company that we adopted as a result of our reverse merger. The material weakness was due to our lack of documentation or testing and correction procedures of internal control procedures as the accounting staff of TCC had been solely focused on accounting work to be completed for a private company. Accordingly, we engaged an experienced certified public accountant as a consultant to assist us to assess and improve our controls and financials and engaged a Sarbanes-Oxley consultant in order to assess our timeline for full compliance. As a result of engaging the independent consultant, we have made significant progress in identifying the changes to our procedures and controls that are necessary to remediate the material weakness. However, recent turnover in the chief financial officer position has restricted our ability to implement the identified remedial measures. Accordingly, we currently continue to have material weakness in our system of internal control over financial reporting disclosure controls and procedures.

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States (“PCAOB”), a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this evaluation, management identified certain deficiencies relating to information technology general controls (including access to programs and data, program changes, data backups), segregation of duties, review and approval, and verification procedures, primarily resulting from turnover of key management and the limited number of our accounting staff available to perform such procedures.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals, and these two individuals can elect all directors (except for one director that may be appointed by a lender pursuant to a loan agreement) who in turn elect all officers, without the votes of any other stockholders.

The Chairman of our Board of Directors and one other shareholder beneficially own 69.1% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by two individuals.

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

We occupy approximately 6,700 rentable square feet of office space in New York, New York under a lease that expires on April 30, 2016, and which we do not intend to renew. We occupy approximately 3,600 rentable square feet of office space in Grand Rapids, Michigan under a lease that expires in September 2016. We occupy approximately 15,300 rentable square feet of office space in St. Petersburg, Florida under a lease that expires April 30, 2027 and which requires us to lease an additional 15,300 rentable square feet of office space on a contiguous floor by no later than October 31, 2016. We occupy approximately 170,000 square feet of manufacturing, R&D, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah under a lease that expires in February 2028. We occupy approximately 9,355 rentable square feet in Boca Raton, Florida under a lease that expires on January 24, 2017. We have a license to use certain space at Nutricap’s offices in Farmingdale, New York through December 31, 2016. We also own a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Manufacturing Facility and Offices (Manufacturing, R&D, Finance, Sales and Administration)	Leased	American Fork, Utah
Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
Twinlab Corporate Offices (Regulatory and Marketing)	Leased	Grand Rapids, Michigan
NutraScience Labs Facilities	Licensed	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida
Cole Water Aquifer and Bottling Facility (Water Capture and Bottling)	Owned	Peru, Indiana
Undeveloped Land (+-5 Acres)	Owned	American Fork, Utah

Item 3.	Legal Proceedings.

Dennis Frisco v. Organics Management, LLC d/b/a Reserveage, Reserve Life Organics, LLC d/b/a Reserveage, Wal-Staf Services, Inc., and Wal-Staf Temporary Services, Inc., Case No: 01-2014-CA-000308 Div. J, in the Circuit Court of the Eighth Judicial Circuit in and for Alachua County, Florida. The plaintiff in this matter was hired by a subsidiary of the Company, Organics Management, LLC, on a temporary basis through a third-party temporary staffing service to assist the Company with the hiring of sales people during a limited period of particularly high sales growth. As that period of unusual growth waned and services for hiring sales people were no longer necessary for the needs of the business, Organics Management ended plaintiff’s temporary staffing engagement. Plaintiff alleges that Organics Management (or one of its affiliates) in fact intended to hire him on a full-time basis and that their failure to do so was based on age and gender discrimination. The Company believes that plaintiff’s claims are without merit and is defending this case vigorously.

In re: Herbal Supplements Marketing and Sales Practice Litigation, MDL No. 2619, Case No. 1:15-cv-5070, U.S. District Court for the Northern District of Illinois. The Company is not a party to this matter, which joined in a multidistrict litigation a number of purported class actions arising from allegations raised by a state attorney general claiming that DNA barcoding testing conducted on behalf the attorney general indicated that certain herbal supplement products did not contain the herbal ingredients stated on the label. The Company does, however, pursuant to contractual obligations provide indemnity and defense with respect to certain of the claims in this litigation. The defendants in this litigation believe that the claims alleged by the plaintiffs are meritless and are defending this matter vigorously.

Amy Mathews v. Wal-Mart Stores, Inc. and Wal-Mart Stores Arkansas LLC, Case No. CV-2015-0294, in the Circuit Court of Independence County, Arkansas, Civil Division. This purported class action alleges a violation of the Arkansas Deceptive Trade Practices Act based on the same allegations of the state attorney general that serve as the basis for the claims in the Herbal Supplements multidistrict litigation referenced above, and seeks certification of a class of Arkansas residents purportedly impacted by the allegations. The Company is not a party to this litigation but provides indemnity and defense with respect to certain of the claims in this litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol “TLCC”. We have been eligible to participate in the OTCPK since June 25, 2014 and from that time until the date of this Report our common stock has had only minimal trading.

Holders of Common Stock

As of March 10, 2016, there were approximately 169 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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
(Amounts in thousands, except share and per share amounts)

Overview

This Report contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-K, and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Our Operations

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. An integral part of our core business strategy has been to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses will provide ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

We manufacture and sell nutritional products, including primarily a full line of nutritional supplements under the Twinlab® brand (including the Twinlab® Fuel family of sports nutrition products) and Reserveage™ Nutrition brand. We also manufacture and sell diet and energy products under the Metabolife® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

We also perform contract-manufacturing services and make private label products for third parties.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product.  We do not market these products – we simply manufacture them and deliver them to the customer who then markets and sells the products to retailers or end users under the customer’s own brand name.

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

Nutricap Asset Acquisition

TCC, a wholly-owned subsidiary of the Company, entered into an option agreement in September 2014 (the “Option Agreement”) that gave TCC an exclusive option to purchase certain assets of Nutricap, a provider of dietary supplement contract manufacturing services. Pursuant to the Option Agreement, as amended and restated and further amended, and an Asset Purchase Agreement (the “Nutricap Purchase Agreement”), dated and effective as of February 4, 2015, the acquisition was consummated on February 6, 2015 by NutraScience, a wholly owned subsidiary of the Company. The purchase price paid for the acquired assets totaled $12,328, comprised of (i) $6,126 in cash ($8,000 less certain downward adjustments), (ii) deposit of $350 paid in 2014; (iii) assumption of certain liabilities of $1,874; and (iv) promissory notes in an aggregate principal amount of $3,978. Nutricap provides dietary supplement contract manufacturing services. Pursuant to the Nutricap Purchase Agreement, NutraScience acquired Nutricap’s customer relationships.

Organic Holdings Acquisition

In September 2014, TCC entered into an option agreement (the "Option”) that gave TCC an exclusive option to purchase 100% of the outstanding equity interests of Organic Holdings, a marketer and distributor of nutritional products, on certain agreed upon terms.  TCC paid $2,000 to acquire the Option, which was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2014.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, as amended (the “Purchase Agreement”) with the owners of the membership interests of Organic Holdings. On October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the membership units of Organic for a total cash purchase price of $41,710, including a deposit of $2,000 paid in 2014. Organic Holdings, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including under the well-known Reserveage™ Nutrition family of brands.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At December 31, 2015, the Company had an accumulated deficit of $223,788 and a total stockholders’ deficit of $271. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock and third-party debt.

Because of this history of operating losses, and significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $47,216 at December 31, 2015. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. As of December 31, 2015, we had cash of $1,240, which we believe is insufficient for current operations. As set forth more fully in Note 16 to our Consolidated Financial Statements, the Company obtained debt funding totaling $19,500 subsequent to December 31, 2015 to fund current operations. However, we believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates include values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates.

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

Accounts Receivable and Allowances

Substantially all of our accounts receivable are from distributors or mass-market customers. We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims, related to promotional items; customer discounts; shipping shortages and damages; and doubtful accounts based upon historical bad debt and claims experience. We sell predominately in the North American and European markets, with international sales transacted in U.S. Dollars.

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

Value of Warrants Issued With Debt

We estimate the grant date value of certain warrants issued with debt using the Black-Scholes pricing model or an options lattice model, recording the amounts as interest expense, debt discount or other expense amount. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Share-Based Compensation

We record share-based compensation, including grants of restricted stock units, based on their grant date fair values and record compensation expense over the vesting period of the restricted stock awards.

Derivative Liabilities

We have recorded certain warrants as derivative liabilities at estimated fair value due to the variable terms of the warrant agreements. The value of the derivative liabilities are generally estimated using the Black-Scholes pricing model or an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Results of Operations

(Dollar Amounts in Thousands)

2015 Acquisitions and Consolidation

Our consolidated financial statements include the accounts of the Company and its subsidiaries, with all intercompany transactions and balances eliminated in consolidation. Our consolidated financial statements for the year ended December 31, 2015 include the operations of NutraScience from the acquisition date of the Nutricap customer relationships on February 6, 2015 and the operations of Organic Holdings from its acquisition date of October 5, 2015. Therefore, the results of our operations for the year ended December 31, 2015 generally will not be comparable to the results of our operations for the year ended December 31, 2014.

Net Sales

Our net sales increased $20,246, or approximately 33%, to $81,672 for the year ended December 31, 2015 from $61,426 for the year ended December 31, 2014. The increase in our net sales was attributed primarily to the additional sales resulting from the acquisition of the Nutricap customer relationships and the acquisition of Organic Holdings in 2015 discussed above.

Gross Profit

Our gross profit for the year ended December 31, 2015 was $11,589, or approximately 14% of net sales, compared to $10,083 for the year ended December 31, 2014, or approximately 16% of net sales. Our gross profit as a percentage of net sales is subject to change from period to period depending on the mix of products sold, pricing arrangements with our customers, and other factors, and the change may be material.

As we continue to fully integrate the operations of NutraScience and Organic Holdings and realize expected efficiencies, and with our working capital needs supported, we expect to report future improvements in our consolidated gross profit percentage.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $3,286, or approximately 15%, to $25,521 for the year ended December 30, 2015 from $22,235 for the year ended December 31, 2014. The increase in selling, general and administrative expenses was primarily due to the addition of expenses associated with the acquisition of the Nutricap customer relationships and the acquisition of Organic Holdings, higher than expected legal fees, and other restructuring costs. These increases in selling, general and administrative expenses were partially offset by positive results from our cost reduction initiatives.

Interest Expense, Net

Our interest expense increased $613, or approximately 10%, to $7,001 for the year ended December 31, 2015 from $6,388 for the year ended December 31, 2014. The increase in interest expense is due primarily to interest on new debt incurred in 2015 to complete the Nutricap and Organic acquisitions, including the amortization of related debt discounts.

Loss on Change in Derivative Liabilities

We have issued warrants for the purchase of our common stock that, due to certain variable terms of the warrant agreements, are recorded as derivative liabilities at estimated fair value. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period. The derivative liabilities are generally estimated at the grant date of the warrants and at subsequent financial reporting dates. Changes in the estimated value of the derivative liabilities are recorded as gains or losses in our consolidated statements of comprehensive loss. We do not believe the derivative liabilities will require any cash payments. During the year ended December 31, 2015, we reported a loss on change in derivative liabilities of $15,951. We did not report a gain or loss on change in derivative liabilities for the year ended December 31, 2014.

Liquidity and Capital Resources

(Dollar Amounts in Thousands)

At December 31, 2015, we had an accumulated deficit of $223,788 and a total stockholders’ deficit of $271. Primarily because of our history of operating losses and our recording of significant derivative liabilities, we have a working capital deficiency of $47,216 at December 31, 2015. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $1,959 for the year ended December 31, 2015.

As of December 31, 2015, we had cash of $1,240, which we believe is insufficient for current operations. As set forth more fully in Note 16 to our Consolidated Financial Statements, the Company obtained debt funding of $19,500 subsequent to December 31, 2015 to support current operations.

During the year ended December 31, 2015, we incurred significant new debt and completed multiple equity transactions to fund the acquisition of the Nutricap customer relationships and the Organic acquisition and to provide working capital. We also assumed certain liabilities in the acquisitions. In addition, we have recorded significant derivative liabilities associated with certain warrants issued with these new debt agreements, modified debt agreements and the issuance of shares of our common stock. As a result, our total indebtedness increased from $44,146 at December 31, 2014 to $86,471 at December 31, 2015. Included in this total indebtedness at December 31, 2015 is a non-cash derivative liability of $33,091.

The following is a discussion of debt and equity financings completed during the year ended December 31, 2015. Please see Notes 8, 9 and 11 in the Notes to Consolidated Financial Statements included in this Report for expanded disclosure, including principal balances outstanding and terms of warrants issued in connection with the debt financings, and the number of common shares and terms of warrants issued in connection with the equity financings.

Debt Financings

On November 13, 2014, the Company raised proceeds of $8,000 less certain fees and expenses, from the issuance of a note to Penta, an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly commencing on November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000 no later than November 13, 2015. The Company issued warrants in connection with this loan.

On February 6, 2015, the Company raised proceeds of $2,000 less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the acquisition of the Nutricap customer relationships. This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan.

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan.

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the acquisition of the Nutricap customer relationships. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly commencing on February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan.

The short-term notes payable issued in the acquisition of the Nutricap customer relationships included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750 representing the original principal amount of $2,500 plus a late fee of $250 with a maturity date of January 1, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex and Ianelli, its owner. Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

On June 30, 2015, Twinlab entered into a bill of sale with Essex pursuant to which Twinlab sold certain machinery and equipment associated with Twinlab’s manufacturing operations in American Fork, Utah to Essex for an aggregate purchase price of $2,900 in exchange for (i) Essex’s agreement to enter into the Essex Guaranty described above, and (ii) Essex’s agreement, in addition to simply providing the Essex Guaranty, to in fact make all payments to Nutricap as and when due under the Nutricap Note, including payment in full of all amounts due and owing at maturity thereof, thus extinguishing the Nutricap Note of $2,750. On the same date, Twinlab leased the same machinery and equipment back from Essex, pursuant to two 36-month commercial lease agreements requiring monthly lease payments by Twinlab of $89 and $5 respectively.

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

Equity Financings

On June 2, 2015, the Company, the David Van Andel Trust and Van Andel entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Pursuant to the Van Andel Trust SPA, the Company sold the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. In addition, pursuant to the Van Andel Trust SPA, Van Andel surrendered to the Company for cancellation that certain warrant, dated September 5, 2014, that had provided Van Andel the right to acquire an aggregate of 5,592,105 shares of common stock at $0.76 per share. The Van Andel Trust SPA also provided for the issuance to the Van Andel Trust of two warrants to purchase shares of the Company’s common stock.

On June 2, 2015, the Company and Little Harbor entered into a Stock Purchase Agreement (the “LH SPA”). Pursuant to the LH SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for an aggregate of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the LH SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement. The LH SPA also provided for the issuance to Little Harbor of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and Penta entered into a Stock Purchase Agreement (the “Penta SPA”). Pursuant to the Penta SPA, the Company sold 807,018 shares of its common stock at $0.76 per share for an aggregate of $613. Penta delivered to the Company the purchase price for the shares in the form of Penta’s irrevocable agreement to accept the shares issued by the Company in lieu of $613 worth of interest payments otherwise due Penta under an outstanding debt agreement. The Penta SPA also provided for the issuance to Penta of a warrant to purchase shares of the Company’s common stock.

On June 30, 2015, the Company and JL entered into a Stock Purchase Agreement (the “JL SPA”). Pursuant to the JL SPA, the Company sold 403,509 shares of its common stock at $0.76 per share for an aggregate of $307. JL delivered to the Company the purchase price for the shares in the form of JL’s irrevocable agreement to accept the shares issued by the Company in lieu of $307 worth of interest payments otherwise due JL under an outstanding debt agreement. The JL SPA also provided for the issuance to JL of a warrant to purchase shares of the Company’s common stock.

On October 1, 2015, the Company and GH, an entity owned by certain stockholders of the Company, entered into a Stock Purchase Agreement (the “GH SPA”). Pursuant to the GH SPA, the Company issued and sold to GH on October 2, 2015, 41,379,310 shares of the Company’s common stock for an aggregate purchase price of $12,000. Proceeds from the GH SPA were used to partially fund the Organic Holdings acquisition. GH has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount sufficient to allow GH to maintain its then-proportional ownership interest in the Company. The Company agreed, upon request by GH, to enter into a registration rights agreement with GH with respect to the shares of common stock issued under the GH SPA.

On October 2, 2015, the Company entered into a Securities Purchase Agreement with Golisano LLC (the “Golisano SPA”). Pursuant to the Golisano SPA, on October 5, 2015 the Company issued and sold to Golisano LLC 88,711,241 shares of the Company’s common stock for an aggregate purchase price of $25,000. The Company was required to use the proceeds from the sale of the shares solely for funding the purchase price for the Organic Holdings acquisition. In addition to the 88,771,241 shares of common stock sold to Golisano LLC, the Company issued Golisano LLC a warrant intended to maintain Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock. The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock sold pursuant to the Golisano SPA. Golisano LLC also has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount equal to its then-proportional ownership interest in the Company.

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

Warrant Exercises

In April 2015, Capstone exercised a warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500.

On July 7, 2015, Capstone partially exercised a warrant issued to Capstone by the Company on September 30, 2014, as amended on May 28, 2015. Pursuant to such exercise, the Company issued Capstone an aggregate of 526,316 shares of the Company’s common stock at a per share purchase price of $0.76 or $400 in the aggregate. On July 23, 2015, Capstone further partially exercised a warrant for an aggregate of 131,579 shares of the Company’s common stock at a per share purchase price of $0.76 or $100 in the aggregate.

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

On September 30, 2015, Little Harbor exercised in full the warrant issued to Little Harbor by the Company on June 2, 2015. Pursuant to such exercise, the Company issued Little Harbor an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $1,959 for the year ended December 31, 2015 as a result of our net loss of $36,410, non-cash gains totaling $810, increases in accounts receivable of $219 and other assets of $928, and a decrease in checks written in excess of cash of $708, partially offset by non-cash expenses totaling $22,880, decreases in inventories of $8,209 and prepaid expenses and other current assets of $1,548, and increases in accounts payable of $3,960 and accrued expenses and other current liabilities of $519.

By comparison, net cash used in operating activities was $14,735 for the year ended December 31, 2014 as a result of our net loss of $21,130, non-cash gains totaling $181, increases in inventories, net of $3,471, prepaid expenses and other current assets of $3,053, and a decrease in accrued expenses and other current liabilities of $1,398, partially offset by non-cash expenses totaling $8,010, a decrease in accounts receivable of $1,625, and increases in checks written in excess of cash of $297 and accounts payable of $4,566.

Net cash used in investing activities for the year ended December 31, 2015 was $46,356, consisting of cash paid in the Nutricap and Organic acquisitions totaling $45,692 and the purchase of property and equipment of $2,022, partially offset by proceeds from the sale of assets of $988 and a change in restricted cash of $370.

Net cash used in investing activities for the year ended December 31, 2014 was $607, consisting of the purchase of property and equipment of $611, partially offset by a change in restricted cash of $4.

Net cash provided by financing activities was $49,118 for the year ended December 31, 2015, consisting of proceeds from the issuance of common stock of $40,497, proceeds from the exercise of warrants of $6,066, proceeds from the issuance of debt of $8,499, a reduction in stock subscriptions receivable of $70 and a decrease in security deposits of $75, partially offset by repayment of debt of $5,148 and payment of debt issuance costs of $941.

Net cash provided by financing activities was $15,479 for the year ended December 31, 2014, consisting of proceeds from the issuance of common stock of $40, proceeds from the issuance of debt of $21,293, and reduction in stock subscriptions receivable of $200, partially offset by repayment of debt of $5,564, the purchase and retirement of treasury stock of $8, payment of financing costs of $454 and an increase in security deposits of $28.

Funding Agreements Subsequent to December 31, 2015

On January 28, 2016, Golisano LLC lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “Golisano Note”). The Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Golisano Warrant”). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano Note).

On January 28, 2016, GH lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “GH Note”). The GH Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the GH Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “GH Warrant”). The GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the GH Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the GH Note).

On March 21, 2016, Golisano LLC lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second Golisano Note”). The Second Golisano Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Golisano Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Golisano Warrant”). The Second Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Second Golisano Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Golisano Note).

On March 21, 2016, GH lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second GH Note”). The Second GH Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second GH Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second GH Warrant”). The Second GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the Second GH Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second GH Note).

On April 5, 2016, JL-Utah Sub, LLC (“JL-US”) lent the Company $500 pursuant to an Unsecured Promissory Note, dated April 5, 2016 (the “JL-US Note”). The JL-US Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the JL-US Note is payable in 24 monthly installments of $21 commencing on April 21, 2017. The JL-US Note provides that the Company issue into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). The Company has reserved 227,273 shares of its common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022.

Ongoing Funding Requirements

As set forth above and in Note 16 to our Consolidated Financial Statements, the Company obtained $19,500 in debt financing subsequent to December 31, 2015 to support operations. We believe we will require funding in addition to our existing funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” An entity is required to measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15. 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

Off-Balance Sheet Arrangements

As more fully discussed in Note 14 to our consolidated financial statements, on April 7, 2015, we entered into an operating lease agreement for premises in St. Petersburg, Florida. The term of the lease is for twelve years, commencing on May 1, 2015 and ending on April 30, 2027. We have options to extend the term of the lease for two additional periods of five years each and certain rights of first offer and rights of first refusal to lease additional space. The aggregate amount of annual base rent to be paid over the term of the Lease is $4,466 for the initial premises (plus a proportionate share of annual operating expenses and taxes as set forth in the lease agreement).

Other than the operating lease agreement described above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Index to Consolidated Financial Statements” on page F-1.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our management concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

In the prior year, we identified a material weakness in our system of internal control over financial reporting disclosure controls and procedures primarily as a result of insufficient time to document, validate and update the prior controls and procedures of the Company that we adopted as a result of our reverse merger. The material weakness was due to our lack of documentation or testing and correction procedures of internal control procedures as the accounting staff of TCC has been solely focused on accounting in the private domain. Accordingly, we engaged an experienced certified public accountant to assist us to assess and improve our controls and financials and engaged a Sarbanes-Oxley consultant in order to assess our timeline for full compliance. We made progress in this area during the current year resulting from the engagement of an experienced certified public accountant to assist with the design and implementation of disclosure controls and procedures.

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this evaluation, management identified certain deficiencies relating to information technology general controls (including access to programs and data, program changes, data backups), segregation of duties, review and approval, and verification procedures, primarily resulting from turnover of key management and the limited number of our accounting staff available to perform such procedures.

Based on its assessment, our management concluded that, as of December 31, 2015, the design of our system of internal control over financial reporting was not effective due to the deficiencies identified. However, management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management plans to implement a number of initiatives to address the ineffective design of the system of internal control over financial reporting, including but not limited to the following:

Employ additional staff in our finance and accounting department to perform the required tasks to maintain an optimal segregation of duties, review and approval and verification procedures and provide optimal levels of oversight.

Work closely with independent Sarbanes-Oxley consultants to help improve the overall design of our system of internal control over financial reporting and promptly remediate any weaknesses that may arise during next year’s operations.

Continue to evaluate control procedures on an ongoing basis, and, where possible modify those control procedures to improve oversight.

Continue to engage independent consultants to assist accounting staff with processing transactions and preparing financial statements, especially related to complex transactions.

We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

Management will continue the process of implementing our new system and reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed. Management plans to complete this remediation process as quickly as possible. Although we expect it will take at least a year, we cannot estimate how long it will take to remediate the material weakness in our system of internal control over financial reporting. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

Limitations of the Effectiveness

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

No other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal year ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position	Served Since

Naomi L. Whittel	42	Chief Executive Officer; Director	2016
Mark J. Bugge	47	Director	2016
Seth D. Ellis	60	Director	2015
Ralph T. Iannelli	68	Director	2016
David L. Van Andel	56	Director and Chairman of the Board	2015
William E. Stevens	42	Chief Financial Officer and Treasurer	2016
Richard H. Neuwirth	46	Executive Vice President, Chief Legal Officer and Secretary	2014
Gregory T. Grochoski	69	Executive Vice President and Chief Science Officer Twinlab Consolidation Corporation	2014

The Company currently has five directors. Their term expires at the next Annual Meeting of Stockholders. Executive officers are elected annually by, and serve at the discretion of, the Board.

Naomi L. Whittel – Chief Executive Officer; Director

Effective March 16, 2016, Ms. Whittel became the Company’s Chief Executive Officer, filling the vacancy created by the termination of the Company’s former CEO, Thomas A. Tolworthy. Ms. Whittel was appointed to the Board on March 21, 2016. Ms. Whittel is the founder of Organic Holdings and was CEO of Organic Holdings when it was acquired by Twinlab in October 2015. Ms. Whittel founded Organic Holdings in 2009 with a goal of becoming an innovator in the health and wellness field by providing best-in-class, first-to-market nutritional supplements made with science-based ingredients.

Ms. Whittel was the EY Entrepreneur of the Year 2013 Florida Award recipient in the Emerging category, as well as a national finalist.

Ms. Whittel has extensive experience in the dietary supplement industry generally and in particular as the founder of an enterprise that was recently acquired by the Company and now constitutes a significant part of the Company’s business. The Board believes this experience qualifies her to serve as a director.

Mark J. Bugge, Director

Mr. Bugge was appointed to the Board on February 26, 2016. Mr. Bugge is Chief Financial Officer of and leads VA Enterprises, LLC (“VAE”) the family office representing the Van Andel family. The core holding is Amway Corporation, a $10B in global revenue direct selling organization co-founded by the late Jay Van Andel.

A graduate of Central Michigan University with an M.B.A. from Davenport University, Mr. Bugge began his career in 1992 at Amway Corporation working in a variety of finance positions until the family office formed in 2000. Mr. Bugge’s responsibilities and experience includes oversight of internal/external staff, finance, risk management, human resources, portfolio, a British Virgin Islands private island resort, and as a liaison with Amway. In addition to the responsibilities at VAE, Mr. Bugge serves as board member and audit committee chairman for $1.7B of assets - Macatawa Bank (NASDAQ: MCBC), board member and chairman of the investment committee for Knighthead Annuity & Life Assurance Company and advisory committee member for Versant Venture Capital, Czech Asset Management LP and Carlyle International Energy Partners. As a volunteer, Mr. Bugge is chairman of the investment committee for the Grand Rapids Public Museum and also serves on the board and finance committee of the Southeast/Mary Free Bed YMCA.

Mr. Bugge has extensive finance and audit committee experience as well as significant knowledge regarding the Company’s history and business based on his work as an officer of Little Harbor LLC and GREAT HARBOR CAPITAL, LLC, each of which is or has been a shareholder of and lender to the Company or certain of its predecessors. The Board believes this experience qualifies him to serve as a director.

Seth D. Ellis, Director

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Penta Mezzanine Fund in 2012 and has been Managing Principal since inception. Prior to founding Penta Mezzanine Fund, he was a Principal and Co-Founder of the Florida Mezzanine Fund, a mezzanine fund based in Orlando, Florida. He is the former CEO of Digital Infrared Imaging, Inc. Mr. Ellis co-founded Florida Regional Emergency Services, a hospital-based ambulance management company. Mr. Ellis began his career as an auditor with Ernst & Young and KPMG. He is a CPA and received a B.S. in Accounting from the University of Florida.

Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience qualifies him to serve as a director.

Ralph T. Iannelli, Director

Mr. Iannelli was appointed to the Board on February 26, 2016. Mr. Iannelli is the Founder, Chief Executive Officer, and President of Essex, which is located in Montecito, California. Since its inception in 1993, Essex has provided over $1 billion in funding to a variety of credit-worthy companies focusing on funding companies that acquire assets through leasing rather than purchasing and presently includes over fifteen public and private companies in its portfolio. Mr. Iannelli is an investor and active board member for a broad range of companies including Neos Technologies LLC, Emida Technologies Inc. and a number of other start-up and later stage companies. Mr. Iannelli is also a member of the Investment Committee and Board of Trustees for the Santa Barbara Foundation and a member of the Board of Directors for ICivic.org. Mr. Iannelli began his career in 1970 in securities trading and sales at Loeb, Rhoades and Company. He later held management positions at IBM, and as an Executive Vice President at Nixdorf Computer and Pitney Bowes. Mr. Iannelli was a Partner at American Computer Leasing Corporation and a Principal at RAM Capital Corporation. Mr. Iannelli holds a Bachelor of Arts in History from St. Josephs College in Rensselaer, Indiana and attended the University of Chicago.

Mr. Iannelli has extensive experience as a lender, investor and board member as well as significant knowledge regarding the Company’s history and business based on Essex entering into several machinery and equipment leases with Company and certain of its predecessors. The Board believes this experience qualifies him to serve as a director.

David L. Van Andel, Director and Chairman of the Board

Mr. Van Andel was appointed to the Board on February 23, 2015 and elected Chairman on February 26, 2016. He is Chairman and CEO of the Van Andel Institute for Education and Medical Research. He serves on the Board of Directors of Amway Corporation and held various positions at Amway since 1977. He was a shareholder and member of the Board of Directors of THI from January 1, 2013 through August 7, 2014 when THI was acquired by and became a subsidiary of TCC. He co-founded IdeaSphere Inc., a predecessor of THI. He holds a B.A. in Business Administration from Hope College.

Mr. Van Andel has an extensive history as a director and stockholder of certain of the Company’s predecessors. In addition, he has extensive experience as a corporate executive and investor in numerous industries. The Board believes this experience qualifies him to serve as a director.

William E. Stevens, Chief Financial Officer

Mr. Stevens was appointed Chief Financial Officer on February 26, 2016, after serving since March 2014 as Chief Financial Officer of Organic Holdings acquired by TCC, a wholly owned subsidiary of the Company, on October 5, 2015. Mr. Stevens joined Organic Holdings in June 2013 as its Controller/Vice President of Finance. He served as Assistant Controller and then Controller from August 2010 through June 2013 with Bio-Engineered Supplements and Nutrition, Inc. Earlier in his career, Mr. Stevens served as an auditor at PriceWaterhouse Coopers, responsible for SEC reporting, IRS engagements, and Sarbanes-Oxley compliance. He began his career as an accountant with J.P. Morgan Chase. Mr. Stevens is a CPA in the state of Florida and earned his undergraduate and graduate MBA degrees at Florida Atlantic University.

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

Section 16(a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. Based solely on the Company’s review of the forms publicly available on the SEC’s website, the Company believes that all Reporting Persons, except (i) Glenn C. Wolfson, Chief Administrative Officer of TCC; and (ii) Capstone complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2015. Mr. Wolfson inadvertently filed a Form 4 reporting a grant of restricted stock units, subject to vesting, late. Capstone filed a late Form 3 and 25 late Form 4s covering an aggregate of 31 transactions. All securities reported as owned directly by Capstone have also been reported as being indirectly owned by Darin Richard Pastor, the CEO and majority stockholder of Capstone. Mr. Pastor filed separate Form 4s to reflect the same transactions as Capstone. Accordingly, Mr. Pastor is late in his filings to the same extent as Capstone.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics and Business Conduct as Exhibit 14.1 to this Form 10-K. The Company has also made this Code of Ethics and Business Conduct available on its website at www.tchhome.com.

Corporate Governance

Effective February 26, 2016, the Board of Directors created an audit committee and appointed Mark J. Bugge to serve as a member and Audit Committee Chairman. We currently do not have standing nominating or compensation committees of our Board of Directors, or committees performing similar functions. Until such formal committees are established, our entire Board of Directors performs the same functions as a nominating and compensation committee.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having six executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Named Executive Officers for the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Positions (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	All Other Compensation ($)(i)	Total ($)(j)
Thomas A. Tolworthy (1)
Chief Executive Officer,	2015	600,000		9,100	609,100
President and Director	2014	500,000	100,000	8,925	608,925
Glenn C. Wolfson (2)
Executive Vice President, Chief	2015	350,000		7,774	357,774
Administrative Officer	2014	13,462	8,000	7,774	29,236
Kathleen C. Pastor (3)
Executive Vice President,	2015	315,001		9,100	324,101
Retail Sales	2014	315,001	8,000	8,925	331,926
Mark A. Walsh (4)
Chief Operating Officer	2015	136,923			136,923
	2014	-0-			-0-

(1)	Mr. Tolworthy was appointed as Chief Executive Officer and President and as the Sole Director of the Company on the closing date of the Merger on September 16, 2014. Mr. Tolworthy was appointed Chief Executive Officer and President of TCC on October 1, 2013, and was employed pursuant to that certain employment agreement dated as of August 7, 2014. Subsequent to the Merger Mr. Tolworthy’s employment agreement was assumed by the Company. Such employment agreement contemplated a base salary based on an annualized rate of Five Hundred Thousand Dollars from the start date through December 31, 2014 and beginning on January 1, 2015, an initial base salary based on an annualized rate of Six Hundred Thousand Dollars per year, plus a discretionary cash bonus for the remainder of 2014 and a performance-based target annual bonus payable upon achievement of applicable performance metrics thereafter. The foregoing notwithstanding, Mr. Tolworthy did not accept payment of the additional $100,000 of base salary to which he was otherwise entitled for 2015 under the terms of his employment agreement, agreeing instead to accept $500,000 of base salary for 2015. On March 16, 2016, the Board terminated the employment of Mr. Tolworthy and thereafter entered into a separation agreement with Mr. Tolworthy as more fully described in Note 16 to our Consolidated Financial Statements.

(2)	Mr. Wolfson was appointed as Executive Vice President and Chief Administrative Officer of Twinlab Consolidation Corporation on December 1, 2014 and was a party to that certain employment agreement dated December 1, 2014. Such employment agreement contemplated a base salary on an original annualized rate of Three Hundred Fifty Thousand Dollars, plus a performance-based target annual bonus based on the Company’s profitability. On March 16, 2016, the Board caused the termination of employment of Mr. Wolfson. Mr. Wolfson’s employment relationship with the Company was at-will, subject to Mr. Wolfson’s right to receive, subject to certain conditions (including his execution and delivery of a general release), severance pay in the event of termination without cause or resignation for good reason consisting of twenty-six weeks of salary and other minor benefits.

(3)	Ms. Pastor was appointed as Executive Vice President, Retail Sales on the closing date of the Merger on September 16, 2014 and was a party to that certain employment agreement dated January 30, 2015. Such employment agreement contemplated a base salary on an original annualized rate of Three Hundred Fifteen Thousand One Dollars, plus a performance-based target annual bonus based on the Company’s profitability. On March 16, 2016, the Board caused the termination of employment of Ms. Pastor. Ms. Pastor’s employment relationship with the Company was at-will, subject to Ms. Pastor’s right to receive, subject to certain conditions (including her execution and delivery of a general release), severance pay in the event of termination without cause or resignation for good reason consisting of twenty-six weeks of salary and other minor benefits.

(4)	Mr. Walsh resigned as Chief Operating Officer effective as of the close of business on July 31, 2015. Mr. Walsh was not employed by the Company in 2014.

Outstanding Equity Awards at Year End

				Outstanding Equity Awards at Year End Stock Awards
Name (a)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares or units that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Thomas A. Tolworthy	-0-	(1)	-0-	-0-		-0-

Kathleen C. Pastor	-0-		-0-	1,098,444	(2)	1,911,293	(5)

Glenn C. Wolfson	-0-		-0-	1,000,000	(3)	1,740,000	(5)

Mark A. Walsh	-0-		-0-	-0-	(4)	-0-

(1)	Mr. Tolworthy acquired his common shares in TCC on November 4, 2013 pursuant to a Restricted Stock Purchase Agreement. The shares issued to him were subject to time vesting only. Half the shares vested on the purchase date and the remaining half vest in 24 equal monthly installments. Under his agreement, the vesting of Mr. Tolworthy’s unvested shares would be accelerated on the occurrence of a Corporate Transaction (that is, a merger, consolidation or sale of the Company or substantially all of its assets). Neither the IS Merger nor the Merger constituted a Corporate Transaction, and the shares of the Company common stock received in the Merger were subject to the same vesting conditions as the TCC common shares owned immediately prior to the Merger. Based on the 24 month vesting period, all shares that were unvested as of the date of the Merger were vested as of October 4, 2015. The shares were acquired for their par value (that is, $0.0001 per share) and Mr. Tolworthy filed an election under Internal Revenue Code section 83(b) to include in his gross income in 2013 any compensation taxable in connection with his acquisition of such stock.

(2)	Ms. Pastor acquired her common shares in TCC on November 4, 2013 pursuant to a grant of a right to purchase pursuant to the Twinlab Consolidation Corporation 2013 Stock Incentive Plan. Fifty percent of the shares issued to each were subject to time vesting, and the other fifty percent were subject to vesting upon the earlier of a Corporate Transaction or six years. Upon the Merger, vesting under the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was amended to provide that all shares that are unvested upon the Merger will vest ratably on a monthly basis over 48 months following the closing of the Merger. Neither the IS Merger nor the Merger constituted a Corporate Transaction under the 2013 Stock Incentive Plan. The shares were acquired for their par value (that is, $0.0001 per share) and Ms. Pastor filed an election under Internal Revenue Code section 83(b) to include in her gross income in 2013 any compensation taxable in connection with his or her acquisition of such stock.

(3)

Effective January 15, 2015, Mr. Wolfson was awarded 1,000,000 Restricted Stock Units (“RSUs”) pursuant to a Restricted Stock Unit Award Agreement Under the Twinlab Consolidation Plan 2013 Stock Incentive Plan as Assumed by Twinlab Consolidated Holdings, Inc. Provided that Mr. Wolfson remain in Continuous Service (as defined in the Plan) to the Company, the RSUs awarded to him ratably over four years with the first vesting on January 1, 2016 and the final vesting on January 1, 2019.

(4)

Mr. Walsh received an award of RSUs when he was hired as the Company’s Chief Operating Officer. He resigned on July 31, 2015 and at such time the RSU award terminated prior to the vesting of any of the RSUs granted in connection therewith.

(5)	The market value is determined by using the closing market price at the end of the last fiscal year, in this case $1.74 per share.

Equity Compensation Plans

The following table provides summary information with respect to the Company’s equity compensation plan under which the Company’s common shares may be issued to employees or non-employees (such as consultants or advisors) as of December 31, 2015, which was approved by shareholders of TCC. As of December 31, 2015 the only equity compensation plan in effect was the TCC Plan, which plan was assumed by the Company in connection with the Merger. The TCC Plan originally established a pool of 20,000,000 shares of TCC common stock for issuance as incentive awards to employees of TCC for the purposes of attracting and retaining qualified employees who will aid in the success of TCC.

Equity Compensation Plan Information

PLAN CATEGORY	(A) NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(B) WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	(C) NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
Equity compensation plans approved by stockholders	-0-	-0-	2,475,771
Equity compensation plans not approved by stockholders	-0-	-0-	-0-
Total	-0-	-0-	2,475,771

Director Compensation

We do not currently have an established compensation package for Board members.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information about the beneficial ownership of the Company’s common stock on April 14, 2016 by those persons known to beneficially own more than 5% of our capital stock and by our Directors and executive officers. The percentage of beneficial ownership for the following table is based on 250,805,992 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Owners and Management

Name and address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Naomi L. Whittel, Chief Executive Officer and Director (2	3,493,450	1.39%
Mark J. Bugge, Director	-0-	*
Seth D. Ellis, Director (3)	-0-	*
Ralph T. Iannelli, Director	1,109,204	*
David L. Van Andel, Director (4)	116,293,028	46.37%
Little Harbor, LLC (4)	33,168,948	13.23%
GREAT HARBOR CAPITAL, LLC (4)	48,332,266	19.27%
David L. Van Andel Trust u/a dated November 30, 1993 (4)	34,791,814	13,87%
Golisano Holdings LLC (5)	89,220,382	35.57%
Capstone Financial Group, Inc. (6)	26,752,076	10.67%
All directors and officers as a group (11 persons)	125,382,136	49.99%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Except as otherwise provided, each party’s address is in care of the Company at 632 Broadway, Suite 201, New York, New York 10012.

(2)	Includes 3,493,450 shares owned by Health KP, LLC (“HKP”), a Delaware limited liability company, of which Ms. Whittel owns a 65% membership interest. Ms. Whittel disclaims beneficial ownership of any shares held by Health KP that would exceed her percentage membership interest in HKP.

(3)	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.

(4)	Includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Trust of 80.5% of the membership interests, and 48,332,266 shares owned by GH, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above that would exceed his percentage interest in such limited liability companies. Does not include shared voting power held by GH, and beneficially by Mr. Van Andel as owner of Great Harbor, over 250,372,032 shares of the Company’s common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of GH to the Company’s Board of Directors pursuant to the Great Harbor Voting Agreement. The business address of Mr. Van Andel and each of the limited liability companies is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546. Does not include warrants issued into escrow in favor of GH on January 28, 2016 and March 21, 2016 and exercisable for up to 1,136,363 and 3,181,816 shares of the Company’s common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note.

(5)	Does not include shared voting power held by Golisano LLC, a New York limited liability company over 250,372,032 shares of the Company’s common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Golisano LLC to the Company’s Board of Directors pursuant to the Golisano Holdings Voting Agreement. Does not include a contingent warrant issued to Golisano LLC on October 5, 2015 and exercisable for up to 11,613,648 shares of the Company’s common stock, but which is only exercisable if and when other warrants that existed as of the issue date are exercised by the holders thereof. Golisano LLC shares beneficial ownership of the reported shares with B. Thomas Golisano, the controlling Member of Golisano LLC. Does not include warrants issued into escrow in favor of Golisano LLC on January 28, 2016 and March 21, 2016 and exercisable for up to 1,136,363 and 3,181,816 shares of the Company’s common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note.

(6)

Of the total shares reported by Capstone in a Statement on Schedule 13D filed with the SEC on December 24, 2015, (i) 1,498,500 shares are the subject of a privately issued option from other holders of the Company’s common stock and (ii) an aggregate of 16,000,000 shares were issuable pursuant to a Warrant issued to Capstone by the Company, which aggregate was reduced to 12,000,000 shares based on the expiration of shares without exercise by March 31, 2016. Capstone shares beneficial ownership of the reported shares with Darin R. Pastor, the CEO and controlling shareholder of Capstone. The percentage shown for Capstone assumes full exercise of all warrants owned by Capstone.

* Indicates less than one percent (1%).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, And Director Independence. (Amounts in thousands, except share and per share amounts)

Transactions with Related Persons

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, an entity owned by Mr. Van Andel and William W. Nicholson, a shareholder who served as a director of the Company from January 2015 through September 22, 2015, the Company is obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. The balance of the note payable to Little Harbor as of December 31, 2015 was $6,615.

On June 2, 2015, the Company and Little Harbor entered into a Stock Purchase Agreement (the “Little Harbor SPA”). Pursuant to the Little Harbor SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the Little Harbor SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement.

Pursuant to the Little Harbor SPA, a warrant was issued to Little Harbor to purchase an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. The Company granted Little Harbor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. Effective August 14, 2015, the Company amended the June 2, 2015 Little Harbor warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 30, 2015, Little Harbor exercised the warrant and the Company received aggregate proceeds of $33.

In connection with a September 3, 2014 debt agreement with Van Andel, a Director of the Company, TCC issued to Van Andel a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017. The Company subsequently assumed the warrant. The warrant agreement contained certain anti-dilution provisions, and subsequently, the number of common shares that could be acquired was increased by 185,306 shares. Pursuant to a June 2, 2015 stock purchase agreement discussed below, the warrant to purchase a total of 5,777,411 shares of common stock was cancelled.

On June 2, 2015, the Company, the Van Andel Trust and Van Andel entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Van Andel is the sole trustee of the Van Andel Trust. Pursuant to the Van Andel Trust SPA, the Company sold the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. Pursuant to Van Andel Trust SPA, two warrants were issued to the Van Andel Trust.

Pursuant to the first warrant, the Van Andel Trust had the right to acquire an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. The Company granted the Van Andel Trust certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the first warrant. Effective August 14, 2015, the Company amended the first Van Andel Trust warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 30, 2015, the Van Andel Trust exercised the first warrant and the Company received aggregate proceeds of $33.

Pursuant to the second warrant, the Van Andel Trust had the right to acquire an aggregate 12,987,012 shares of the Company’s common stock at a price of $0.385 per share. The Company granted the Van Andel Trust certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the second warrant. Effective August 14, 2015, the Company amended the second Van Andel Trust warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 10, 2015, the Van Andel Trust exercised the second warrant and the Company received aggregate proceeds of $5,000.

On October 1, 2015, the Company and GH, an entity owned by Van Andel, entered into a Stock Purchase Agreement (the “GH SPA”). Pursuant to the GH SPA, the Company issued and sold to GH on October 2, 2015 41,379,310 shares of the Company’s common stock for an aggregate purchase price of $12,000. GH has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount sufficient to allow GH to maintain its then-proportional ownership interest in the Company. The Company agreed, upon request by GH, to enter into a registration rights agreement with GH with respect to the shares of common stock issued under the GH SPA.

From January 1, 2014 to the present, Twinlab has sold certain products to Alticor, such sales ranging from approximately $1,000 to $2,500 on an annual basis. All product sales by Twinlab to Alticor are pursuant to arm’s length business transactions whereby Alticor at all times has the right to choose the vendor(s) of its choice for supply of its products. Van Andel is an equity owner and a member of the board of directors of Alticor. The Company believes that the sales by Twinlab to Alticor are such a de minimus part of Alticor’s overall sales, that any pecuniary benefit of these sales potentially attributable to equity owned by Van Andel is immaterial.

In connection with the Nutricap asset acquisition, NutraScience issued a $2,500 promissory note in favor of Nutricap bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750 representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex and its owner Ralph Iannelli (“Iannelli”), who became a director of the Company on February 26, 2016. Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

On June 30, 2015, Twinlab entered into a bill of sale with Essex pursuant to which Twinlab sold certain machinery and equipment associated with Twinlab’s manufacturing operations in American Fork, Utah to Essex for an aggregate purchase price of $2,900 in exchange for (i) Essex’s agreement to enter into the Essex Guaranty described above, and (ii) Essex’s agreement, in addition to simply providing the Essex Guaranty, to in fact make all payments to Nutricap as and when due under the Nutricap Note, including payment in full of all amounts due and owing at maturity thereof, thus extinguishing the Nutricap Note of $2,750. On the same date, Twinlab leased the same machinery and equipment back from Essex, pursuant to two 36-month commercial lease agreements requiring monthly lease payments by Twinlab of $89 and $5, respectively. On December 30, 2015, the larger of the two leases was amended to incorporate the equipment leased under the smaller of the two leases (which smaller lease was terminated) and to extend the term of the remaining lease for a term of 36 months from the effective date of the amendment with monthly lease payments of $98.

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

On August 14, 2014, Twinlab entered into a 36-month machinery and equipment lease with Essex with monthly payments of $72.

On January 28, 2016, Golisano LLC lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “Golisano Note”). The Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano Note is payable in twenty-four (24) monthly installments of $104 commencing on February 28, 2017. Pursuant to the Golisano Note, the Company issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the company’s common stock, at an exercise price of $.01 per share (the “Golisano Warrant”). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano Note). The Company and Golisano LLC previously entered into a Registration Rights Agreement, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of common stock. The shares of common stock issuable pursuant to the Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement.

On January 28, 2016, GH lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “GH Note”). The GH Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the GH Note is payable in twenty-four (24) monthly installments of $104 commencing on February 28, 2017. The GH Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 1,136,363 shares of Common Stock at an exercise price of $.01 per share (the “GH Warrant”). The GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the GH Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the GH Note). The Company has reserved 1,136,363 shares of Common Stock for issuance under the GH Warrant. The GH Warrant, if exercisable, expires on February 28, 2022. The GH Warrant grants Great Harbor certain registration rights for the shares of Common Stock issuable upon exercise of the GH Warrant.

On March 21, 2016, Golisano LLC lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second  Golisano Note”). The Second Golisano Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Golisano Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Golisano Warrant”). The Second Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Second Golisano Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Golisano Note). The Company and Golisano Holdings previously entered into a Registration Rights Agreement, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of Common Stock. The shares of Common Stock issuable pursuant to the Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement.

On March 21, 2016, GH lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second GH Note”). The Second GH Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second GH Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second GH Warrant”). The Second GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the Second GH Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second GH Note).

The employment of Thomas A. Tolworthy as President and Chief Executive Officer of the Company was terminated by the Company on March 16, 2016 (the “Termination Date”). On March 23, 2016, the Company and Mr. Tolworthy entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company agreed to: (i) purchase from Mr. Tolworthy, not later than April 13, 2016, 35,551,724 shares of the Company’s common stock for an aggregate price of $500,000; (ii) pay the cost of Mr. Tolworthy’s health insurance continuation coverage available under the federal COBRA law for the 12 months following the Termination Date; and (iii) pay Mr. Tolworthy $44,073 as settlement for accrued vacation pay. Pursuant to the Separation Agreement, the Company provided notice of its request that Mr. Tolworthy surrender 9,306,898 shares of the Company’s common stock pursuant to that certain Subscription and Surrender Agreement, dated as of September 3, 2014. The Separation Agreement included mutual release, standstill, and similar provisions typical for this type of separation agreement.

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

Director Independence

David L. Van Andel and Mark Bugge are currently the Board’s only independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange and American Stock Exchange.

Item 14.	Principal Accountant Fees and Services.

Audit Fees:

Tanner LLC (“Tanner”) billed the Company $260,400 and $145,000 in the aggregate for services rendered for the audits of the Company's 2015 and 2014 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2015 and 2014 fiscal years.

Audit-Related Fees:

Tanner did not render any bills to the Company for audit-related services as defined by the SEC for the Company’s 2015 and 2014 fiscal years.

Tax Fees:

Tanner billed the Company $65,150 in the aggregate for tax fees for the preparation of federal and state income tax returns for the Company’s 2015 fiscal year. There were no such tax fees billed the Company by Tanner in 2014.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services:

The Board of Directors of the Company recently appointed an Audit Committee, which will develop the charter of the Audit Committee. The charter will provide for the pre-approval of all audit services and all permitted non-audit services to be performed for the Company by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm will include the Audit Committee reviewing audit-related services, tax services and other services. The Audit Committee will periodically monitor the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. The following are filed herewith:

•	Audited consolidated financial statements of Twinlab Consolidated Holdings, Inc. and its subsidiaries for the years ended December 31, 2015 and 2014.

(b) Exhibits. The following exhibits are filed as part of the report on Form 10-K:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated September 4, 2014.(1)
2.1.1	First Amendment to Agreement and Plan of Merger dated September 16, 2014.(2)
3.1	Articles of Incorporation.(3)
3.1.1	Amendment to Articles of Incorporation.(4)
3.1.(c)	Certificate of Change, dated August 28, 2014.(5)
3.2	Bylaws.(3)
4.1	Subscription and Surrender Agreement, dated as of September 3, 2014 between Twinlab Consolidation Corporation and Thomas Tolworthy.(4)
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan.(6)
10.2	Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.)(6)
10.3	Commercial Lease Agreement dated August 22, 2014 between Essex Capital Corporation and Twinlab Corporation.(6)
10.4	Restricted Stock Purchase Agreement dated as of November 4, 2013 between Twinlab Consolidation Corporation and Thomas Tolworthy.(6)
10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc.(7)
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc.(7)
10.7	Common Stock Put Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(7)
10.8	Registration Rights Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(7)
10.9	Note and Warrant Purchase Agreement, dated as of November 13, 2014, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation and Penta Mezzanine SBIC Fund I, L.P.(8)
10.10	Initial Note, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P.(8)
10.11	Warrant, dated November 13, 2014, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(8)
10.12	Security Agreement, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., and Twinlab Corporation in favor of Penta Mezzanine SBIC Fund I, L.P.(8)
10.13	Form of Deferred Draw Note, dated as of _________ , 201_, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P.(8)
10.14	Form of Warrant, dated as of __________, 201_, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(8)
10.15	Employment Agreement, dated as of December 1, 2014, between Twinlab Consolidation Corporation and Glenn Wolfson.(9)
10.16	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(10)
10.17	Credit and Security Agreement, dated as of January 22, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., Twinlab Corporation, ISI Brands Inc., TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Financial Trust.(11)
10.18	Revolving Loan Note, dated January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. to the order of MidCap Financial Trust.(11)
10.19	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Financial Trust.(11)

10.20	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and MidCap Financial Trust.(11)
10.21	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and MidCap Financial Trust.(11)
10.22	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to MidCap Funding X Trust.(11)
10.23	Registration Rights Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding X Trust.(11)
10.24	Note and Warrant Purchase Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.25	Note, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. payable to JL-BBNC Mezz Utah, LLC.(11)
10.26	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC.(11)
10.27	Security Agreement, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. in favor of JL-BBNC Mezz Utah, LLC.(11)
10.28	Trust Deed, dated January 22, 2015, among Twinlab Corporation, as Trustor, Ryan B. Hancey, as Trustee, and JL-BBNC Mezz Utah, LLC.(11)
10.29	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.30	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and JL-BBNC Mezz Utah, LLC.(11)
10.31	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(11)
10.32	Letter, dated January 16, 2015, from Fifth Third Bank to Twinlab Corporation, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, ISI Brands Inc., Twinlab Holdings, Inc., David L. Van Andel, William W. Nicholson and MidCap Financial Trust.(11)
10.33	First Amendment to Note and Warrant Purchase Agreement, Consent and Joinder, dated as of January 22, 2014 by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.34	Amended and Restated Note, dated as of January 22, 2014, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. in favor of Penta Mezzanine SBIC Fund I, L.P.(11)
10.35	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P.(11)
10.36	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.37	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and Penta Mezzanine SBIC Fund I, L.P.(11)
10.38	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(11)
10.39	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Mark Jaggi.(12)
10.40	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Richard Neuwirth.(12)
10.41	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Kathleen C. Pastor.(12)
10.42	Amendment No. 1 to Credit and Security Agreement and Limited Consent, dated as of February 4, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Funding X Trust.(13)
10.43	First Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC.(13)
10.44	Warrant, dated February 4, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC.(13)
10.45	Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P.(13)
10.46	Asset Purchase Agreement, dated as of February 4, 2015, by and among Nutricap Labs, LLC, Vitacap Labs, LLC, Canyon Marketing V, LLC, Canyon Marketing II, Inc., Canyon Marketing III, LLC and TCC CM Subco I, Inc.(13)
10.47	Unsecured Promissory Note, dated February 6, 2015, in the amount of $2,500,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC.(13)
10.48	Unsecured Promissory Note, dated February 6, 2015, in the amount of $1,478,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC.(13)
10.49	Transition Services Agreement, dated February 6, 2015, by and between TCC CM Subco I, Inc., Nutricap Labs, LLC and Vitacap Labs, LLC.(13)

10.50	Registration Rights Agreement, dated as of February 6, 2015, by and between Twinlab Consolidated Holdings, Inc. and 2014 Huntington Holdings, LLC.(13)
10.51	Office Lease Agreement, dated April 7, 2015, by and between First Central Tower, Limited Partnership and Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation, as Joint Tenants.(14)
10.52	Reimbursement Agreement, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation and JL Properties, Inc.(15)
10.53	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc.(15)
10.54	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc.(15)
10.55	Amendment No. 3 to Credit and Security Agreement and Limited Consent, dated as of April 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc. and NutraScience Labs IP Corporation and MidCap Funding X Trust.(15)
10.56	Third Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P.(15)
10.57	Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah, LLC.(15)
10.58	Compromise Agreement, dated May 28, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(16)
10.59	Amendment No. 1 to Series B Warrant, dated as of May 28, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(16)
10.60	Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993.(17)
10.61	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993.(17)
10.62	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993.(17)
10.63	Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC.(17)
10.64	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC.(17)
10.65	Amendment No. 4 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust.(18)
10.66	Amendment No. 5 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust.(18)
10.67	Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(18)
10.68	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P.(18)
10.69	Fourth Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P.(18)
10.70	Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(18)
10.71	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(18)
10.72	Third Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah LLC.(18)
10.73	Amended and Restated Unsecured Promissory Note, dated June 30, 2015, payable by NutraScience Labs, Inc. to Nutricap Labs, LLC.(18)
10.74	Payment Guaranty, made as of June 30, 2015, by Twinlab Consolidation Corporation to and for the benefit of Nutricap Labs, LLC.(18)
10.75	Bill of Sale, dated June 30, 2015, by Twinlab Corporation to Essex Capital Corporation.(18)
10.76	Commercial Lease Agreement, dated June 30, 2015, by and between Essex Capital Corporation and Twinlab Corporation.(18)
10.77	Commercial Lease Agreement, dated June 30, 2015, by and between Essex Capital Corporation and Twinlab Corporation.(18)
10.78	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Essex Capital Corporation.(18)
10.79	Warrant, dated August 14, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, LP.(19)

10.80	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, Under Trust Agreement Dated November 30, 1993.(19)
10.81	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, Under Trust Agreement Dated November 30, 1993.(19)
10.82	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC.(19)
10.83	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC.(19)
10.84	Put Agreement Related to Exercise of Warrant 2015-17, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust under trust agreement dated November 30, 1999.(20)
10.85	Amendment No. 6 to Credit and Security Agreement, Limited Consent and Limited Waiver, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust.(20)
10.86	Fifth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P.(20)
10.87	Fourth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC.(20)
10.88	Stock Purchase Agreement, dated as of October 1, 2015, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(21)
10.89	Securities Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(22)
10.90	Common Stock Purchase Warrant, dated October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(22)
10.91	Registration Rights Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(22)
10.92	Voting Agreement, dated as of October 5, 2015, among Twinlab Consolidated Holdings, Inc., Golisano Holdings LLC, and Thomas A. Tolworthy, Little Harbor, LLC, Great Harbor Capital, LLC and the David L. Van Andel Trust U/A dated November 30, 1993.(22)
10.93	Voting Agreement, dated as of October 2, 2015, among Twinlab Consolidated Holdings, Inc., Great Harbor Capital, LLC and Golisano Holdings LLC, Thomas A. Tolworthy, Little Harbor, LLC, and the David L. Van Andel Trust U/A dated November 30, 1993.(22)
10.94	Surrender Agreement, dated as of October 5, 2015, between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy.(22)
10.95	Amendment No. 7 and Joinder Agreement to Credit and Security Agreement, dated as of October 5, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(22)
10.96	First Amended and Restated Revolving Loan Note, dated October 5, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC.(22)
10.97	Sixth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P.(22)
10.98	Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P.(22)
10.99	Fifth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).(22)
10.100	Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).(22)
10.101	Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, dated as of October 1, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc.(22)
10.102	Unit Purchase Agreement, dated as of September 2, 2014, by and among Naomi L. Balcombe, Robert Whittel and Twinlab Consolidation Corporation.(22)
10.103	Amendment No. 1 to Unit Purchase Agreement, dated as of July 17, 2015, by and among Naomi L. Balcombe, Robert Whittel and Twinlab Consolidation Corporation.(22)
10.104	Employment Agreement, dated as of October 2, 2015, between Twinlab Consolidation Corporation and Naomi L. Balcombe.(22)

10.105	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Jonathan B. Rubini.(23)
10.106	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Clare Bertucio.(23)
10.107	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Michael Corrigan.(23)
10.108	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and the Jonathan B. Rubini 2009 Family Exempt Trust, created under the Jonathan B. Rubini Family Trust, under trust agreement dated October 9, 2009.(23)
10.109	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Mark Kroloff.(23)
10.110	Surrender Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy.(23)
10.111	Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC.(24)
10.112	Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(24)
10.113	Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC.(24)
10.114	Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(24)
10.115	Amendment No. 8 to Credit and Security Agreement, dated as of January 28, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(24)
10.116	Seventh Amendment to Note and Warrant Purchase Agreement, dated as of January 28, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P.(24)
10.117	Sixth Amendment to Note and Warrant Purchase Agreement, dated as of January 28, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).(24)

10.119	Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings in favor of Golisano Holdings LLC.(25)
10.120	Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(25)
10.121	Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC.(25)
10.122	Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(25)
10.123	Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(25)
10.124	Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(25)
10.125	Separation and Release Agreement, dated as of March 23, 2016, by and between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy.(26)
10.126	Unsecured Promissory Note, dated April 5, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of JL-Utah Sub, LLC.(27)
10.127	Warrant, dated April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and JL-Utah Sub, LLC.(27)
10.128	Amendment No. 9 to Credit and Security Agreement, dated as of April 5, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(27)
10.129	Eighth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P.(27)
10.130	Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).(27)
10.131	Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(27)
10.132	Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC.(27)
10.133	Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(27)
10.134	Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC.(27)
14.1	Code of Ethics.*
16.1	Letter from Seale & Bears, CPAs dated September 12, 2014.(27)
21.1	Subsidiaries of the Company.*
23.1	Consent of Tanner LLC.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XRRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2016	TWINLAB CONSOLIDATED HOLDINGS, INC.

	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Naomi L. Whittel	Chief Executive Officer	April 14, 2016
Naomi Whittel	and Director (Principal Executive Officer)

/s/ William E. Stevens	Chief Financial Officer and Treasurer	April 14, 2016
William E. Stevens	(Principal Financial Officer)

/s/ Mark J. Bugge	Director	April 14, 2016
Mark J. Bugge

/s/ Seth Ellis	Director	April 14, 2016
Seth Ellis

/s/ Ralph T. Iannelli	Director	April 14, 2016
Ralph T. Iannelli

/s/ David L. Van Andel	Director	April 14, 2016
David L. Van Andel

TWINLAB CONSOLIDATED HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twinlab Consolidated Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

April 14, 2016

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share Amounts)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$1,240	$437
Restricted cash	-	370
Marketable securities	-	29
Accounts receivable, net of allowances of $1,494 and $2,372, respectively	7,880	4,604
Inventories, net	13,727	18,418
Prepaid expenses and other current assets	1,657	4,421
Total current assets	24,504	28,279

Property and equipment, net	3,712	2,680
Intangible assets, net	32,411	7,564
Goodwill	24,098	-
Other assets	1,475	986

	$86,200	$39,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Checks written in excess of cash	$-	$708
Accounts payable	16,753	12,900
Accrued expenses and other current liabilities	5,312	2,061
Derivative liabilities	33,091	-
Notes payable and current portion of long-term debt, net of discount of $751 and $0, respectively	16,564	13,653
Total current liabilities	71,720	29,322

Long-term liabilities:
Deferred gain on sale of assets	1,890	2,052
Notes payable and long-term debt, net of current portion and discount of $7,378 and $3,006, respectively	12,861	12,772
Total long-term liabilities	14,751	14,824

Total liabilities	86,471	44,146

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 382,210,052 and 220,000,000 shares issued and outstanding, respectively	382	220
Additional paid-in capital	223,165	182,704
Stock subscriptions receivable	(30)	(100)
Treasury stock, 86,505,916 and 0 shares at cost, respectively	-	-
Accumulated deficit	(223,788)	(187,378)
Accumulated other comprehensive loss	-	(83)
Total stockholders’ deficit	(271)	(4,637)

	$86,200	$39,509

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2015	2014

Net sales	$81,672	$61,426
Cost of sales	70,083	51,343

Gross profit	11,589	10,083

Selling, general and administrative expenses	25,521	22,235

Loss from operations	(13,932)	(12,152)

Other income (expense):
Interest expense, net	(7,001)	(6,388)
Loss on change in derivative liabilities	(15,951)	-
Other income (expense), net	488	(2,529)

Total other expense	(22,464)	(8,917)

Loss before income taxes	(36,396)	(21,069)
Provision for income taxes	(14)	(61)

Net loss	(36,410)	(21,130)

Other comprehensive loss – unrealized gain (loss) on marketable securities	83	(31)

Total comprehensive loss	$(36,327)	$(21,161)

Weighted average number of common shares outstanding – basic and diluted	241,064,203	213,366,479

Loss per common share – basic and diluted	$(0.15)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in Thousands, Except Share Amounts)

Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Income (Loss)	Deficit	Total

Balance, December 31, 2013	199,995,000	$200	$90,165	$-	-	$-	$(52)	$(166,248)	$(75,935)

Issuance of common stock for cash	20,000,000	20	20	-	-	-	-	-	40

Recapitalization due to reverse merger	5,000	-	85	(300)	-	-	-	-	(215)

Issuance of warrants for:
Debt discount	-	-	1,481	-	-	-	-	-	1,481
Deferred financing costs	-	-	3,109	-	-	-	-	-	3,109

Related party debt contributed to capital	-	-	87,844	-	-	-	-	-	87,844

Unrealized loss on marketable securities	-	-	-	-	-	-	(31)	-	(31)

Reduction in stock subscriptions receivable	-	-	-	200	-	-	-	-	200

Net loss	-	-	-	-	-	-	-	(21,130)	(21,130)

Balance, December 31, 2014	220,000,000	$220	$182,704	$(100)	-	$-	$(83)	$(187,378)	$(4,637)

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in Thousands, Except Share Amounts) - Continued

Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Income (Loss)	Deficit	Total

Balance, December 31, 2014	220,000,000	$220	$182,704	$(100)	-	$-	$(83)	$(187,378)	$(4,637)

Issuance of common stock for:
Cash	136,828,301	136	40,361	-	-	-	-	-	40,497
Debt	4,500,001	5	3,415	-	-	-	-	-	3,420

Exercise of warrants for cash	20,881,750	21	6,045	-	-	-	-	-	6,066

Issuance of warrants for:
Debt discount	-	-	1,002	-	-	-	-	-	1,002
Derivative liabilities	-	-	(11,290)	-	-	-	-	-	(11,290)
Other assets	-	-	26	-	-	-	-	-	26

Issuance of put option for derivative liability	-	-	(76)	-	-	-	-	-	(76)

Unrealized gain on marketable securities	-	-	-	-	-	-	83	-	83

Reduction in stock subscriptions receivable	-	-	-	70	-	-	-	-	70

Stock-based compensation	-	-	978	-	-	-	-	-	978

Purchase of treasury shares	-	-	-	-	494,406	-	-	-	-

Transfer of related party shares to treasury pursuant to surrender agreements	-	-	-	-	86,011,510	-	-	-	-

Net loss	-	-	-	-	-	-	-	(36,410)	(36,410)

Balance, December 31, 2015	382,210,052	$382	$223,165	$(30)	86,505,916	$-	$-	$(223,788)	$(271)

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,410)	$(21,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,480	1,425
Amortization of debt discount	2,106	1,481
Stock-based compensation	978	-
Non-cash interest expense	1,593	2,678
Loss on sale of property and equipment to an entity owned by a stockholder	340	-
Gain on sale of intangible assets	(750)	-
Loss on change in derivative liabilities	15,951	-
Provision for obsolete inventory	320	(103)
Provision for losses on accounts receivable	(60)	53
Provision for loss on marketable securities	112	-
Non-cash gain on settlement of debt	-	(78)
Loss on write down of property and equipment	-	2,373
Changes in operating assets and liabilities:
Accounts receivable	(219)	1,625
Inventories	8,209	(3,471)
Prepaid expenses and other current assets	1,548	(3,053)
Other assets	(928)	-
Checks written in excess of cash	(708)	297
Accounts payable	3,960	4,566
Accrued expenses and other current liabilities	519	(1,398)

Net cash used in operating activities	(1,959)	(14,735)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(45,692)	-
Purchases of property and equipment	(2,022)	(611)
Proceeds from the sale of assets	988	-
Change in restricted cash	370	4

Net cash used in investing activities	(46,356)	(607)

Cash flows from financing activities:
Proceeds from the issuance of common stock	40,497	40
Proceeds from the exercise of warrants	6,066	-
Proceeds from the issuance of debt	8,499	21,293
Repayment of debt	(5,148)	(5,564)
Reduction in stock subscriptions receivable	70	200
Purchase and retirement of treasury stock	-	(8)
Payment of debt issuance costs	(941)	(454)
(Increase) decrease in security deposits	75	(28)

Net cash provided by financing activities	49,118	15,479

Net increase in cash	803	137
Cash at the beginning of the year	437	300

Cash at the end of the year	$1,240	$437

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) - Continued

	Years Ended December 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,511	$3,738
Cash paid for income taxes	13	40

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain (loss) on marketable securities	$-	$(31)
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	3,978	-
Liabilities assumed	1,874	-
Other assets	350	-
Assets acquired:
Intangible assets	3,510	-
Goodwill	2,692	-
Organic Holdings acquisition:
Consideration exchanged – other assets	2,000	-
Assets acquired – goodwill	2,000	-

Other assets transferred to debt discount	364	-
Issuance of warrants for debt discount	5,924	3,109
Issuance of warrants for derivative liabilities	16,212	-
Issuance of put option for derivative liability	142	-
Issuance of common stock for repayment of debt	(2,227)	-
Issuance of warrants for prepaid expenses and other current assets	878	-
Issuance of notes payable for accounts payable	2,621	-
Related party debt contributed to capital	-	87,844
Recapitalization due to reverse merger:
Additional paid-in capital	-	85
Stock subscriptions receivable	-	(300)

The accompanying notes are an integral part of the consolidated financial statements

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements, and also provide health and wellness information. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Twinlab Consolidation Corporation (“TCC”); TCC’s wholly owned subsidiaries, Twinlab Holdings, Inc. (formerly known as Idea Sphere Inc.) (“THI”), NutraScience Labs, Inc. (“NutraScience”), NutraScience Labs IP Corporation, and Organic Holdings LLC (“Organic Holdings”); THI’s wholly owned subsidiaries, Twinlab Corporation (sometimes referred to herein as “Twinlab”) and ISI Brands, Inc. (“ISI”); and Organic Holdings’ wholly owned subsidiaries, CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C. and Innovita Specialty Distribution LLC.

Products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab® Fuel family of sports nutrition products and ReserveageTM nutrition brand); diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name; a full line of herbal teas under the Alvita® brand name and the ReserveageTM Nutrition family of brands. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

Nutricap Purchase Agreement

As further discussed in Note 3, on February 6, 2015, NutraScience acquired the customer relationships of Nutricap Labs, LLC, a provider of dietary supplement contract manufacturing services.

Organic Holdings Purchase Agreement

As further discussed in Note 4, on October 5, 2015, TCC acquired all the outstanding equity interests of Organic Holdings a marketer and distributor of nutritional products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, recoverability of long-lived assets and the estimated value of warrants and derivative liabilities.

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

Restricted Cash

At December 31, 2014, the Company had restricted cash of $370, which was a balance required to be maintained by the Company in a funding account as part of a credit facility agreement.

Marketable Securities

Marketable securities consist of equity securities. The Company designates the classification of its marketable securities at the time of purchase and reevaluates this designation as of each balance sheet date. As of December 31, 2015 and 2014, the Company classified its marketable securities as available-for-sale, and these securities are recorded at their quoted market values. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings is determined by specific identification of the security. Unrealized holding gains or losses on available-for-sale securities are excluded from income and are reported in accumulated other comprehensive income until realized. Losses are also recognized when management has determined that there has been an other-than-temporary decline in fair value. As of December 31, 2015, the Company has recorded a 100% allowance for loss on its marketable securities.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of December 31, 2015 and 2014.

December 31, 2015	Total	Level 1	Level 2	Level 3

Derivative liabilities	$33,091	$-	$-	$33,091

December 31, 2014	Total	Level 1	Level 2	Level 3

Marketable securities	$29	$29	$-	$-

Accounts Receivable and Allowances

Substantially all of the Company’s accounts receivable are from distributors or mass-market customers. The Company grants credit to customers and generally does not require collateral or other security. The Company performs credit evaluations of its customers and provides for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. These allowances approximated $1,494 and $2,372 as of December 31, 2015 and 2014, respectively. The Company sells predominately in the North American and European markets, with international sales transacted in U.S. dollars.

Inventories

Inventories are stated at the lower of cost or market, with costs determined using the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, including amounts amortized under capital leases, is calculated on the straight-line method over the estimated useful lives of the related assets, which are 35 years for buildings, 7 to 10 years for machinery and equipment, 8 years for furniture and fixtures and 3 years for computers. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Normal repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in the results of operations.

Intangible Assets

Intangible assets consist primarily of trademarks and customer relationships, which are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 30 years. The valuation and classification of these assets and the assignment of amortizable lives involve significant judgment and the use of estimates.

The Company believes that its long-term growth strategy supports its fair value conclusions. For intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability.

Goodwill

The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $4,132 and $3,691 in 2015 and 2014, respectively.

Advertising and Promotion Costs

The Company advertises its branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. The Company’s advertising expenses were $2,509 and $1,175 in 2015 and 2014, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are expensed as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $1,577 and $1,559 in 2015 and 2014, respectively.

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

The Company’s federal and state income tax returns prior to the year ended December 31, 2012 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with uncertain tax positions as part of selling, general and administrative expenses and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s consolidated financial results. In the event the Company receives an assessment for interest and/or penalties, it has been classified in the consolidated statement of comprehensive loss as selling, general and administrative expenses.

The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

Net Loss per Common Share

Basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

For the years ended December 31, 2015 and 2014, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

Significant Concentrations of Risk

Sales to the Company’s top three customers aggregated to approximately 23% and 26% of total consolidated sales in 2015 and 2014, respectively. Sales to one of those customers were approximately 15% and 12% of total consolidated sales in 2015 and 2014, respectively. Accounts receivable from these customers were approximately 24% of total accounts receivable as of December 31, 2015 and 2014.

One vendor accounted for approximately 12% of product purchases during 2015.

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the current year presentation.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently unable to determine the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since their formation, the Company and its subsidiaries have operated at a loss. At December 31, 2015, the Company had an accumulated deficit of $223,788 and a total stockholders’ deficit of $271. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with the Company’s debt refinancing. Losses have been funded primarily through issuance of common stock and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $47,216 at December 31, 2015. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. As of December 31, 2015, we had cash of $1,240, which we believe is insufficient for current operations. As discussed in Note 16, the Company obtained debt funding totaling $19,500 subsequent to December 31, 2015 to fund current operations. However, we believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

The short-term notes payable to Nutricap include a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. As further discussed in Note 8, on June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note in the principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016.

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

NOTE 4 – ORGANIC HOLDINGS ACQUISITION

In September 2014, TCC entered into an option agreement (the "Option”) that gave TCC an exclusive option to purchase 100% of the outstanding equity interests (the “Units”) of Organic Holdings, a marketer and distributor of nutritional products, on certain agreed upon terms.  TCC paid $2,000 to acquire the Option.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, as amended (the “Purchase Agreement”) with the owners of the membership interests of Organic Holdings (the “Sellers”). The parties subsequently agreed to extend the closing date of the Purchase Agreement to October 5, 2015. On October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the Units for a total purchase price of $41,710.

Organic Holdings, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including under the well-known Reserveage™ Nutrition family of brands.

TCC and the Sellers each provided customary representations, warranties and covenants in the Purchase Agreement, and the Sellers agreed to be bound by certain non-compete and non-solicitation provisions. The Sellers also agreed to customary indemnification of TCC and its affiliates for certain losses and damages, by way of the cancellation of shares of common stock of the Company owned by Health KP, LLC (“Health”), an affiliate of the Sellers.

The Company has agreed to grant Health certain registration rights for the shares of common stock of the Company owned by Health.

The aggregate consideration for the acquisition is comprised of the following:

Cash	$39,710
Deposit paid in 2014	2,000

Total purchase price	$41,710

The purchase price has been allocated as follows:

Intangible assets	$22,452
Goodwill	15,280
Other net assets	3,978

Total	$41,710

The intangible assets include customer relationships, trade names and other intangible assets and are amortized using the straight-line method over estimated economic lives ranging from three to fifteen years.

NOTE 5 – INVENTORIES

Inventories consisted of the following at December 31:

	2015	2014

Raw materials	$4,625	$8,757
Work in process	1,130	2,492
Finished goods	10,084	8,738

	15,839	19,987
Reserve for obsolete inventory	(2,112)	(1,569)

	$13,727	$18,418

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2015	2014

Machinery and equipment	$10,997	$10,366
Computers and other	7,106	6,593
Aquifer	482	482
Leasehold improvements	1,518	1,515
Construction-in-progress	1,291	-
Land	-	577

	21,394	19,533
Accumulated depreciation and amortization	(17,682)	(16,853)

	$3,712	$2,680

Assets held under capital leases are included in machinery and equipment and amounted to $1,737 and $2,169 as of December 31, 2015 and 2014, respectively.

Depreciation and amortization expense totaled $526 and $598 in 2015 and 2014, respectively.

In 2013, the Company entered into a sale-leaseback arrangement relating to its office facilities. Under the terms of the arrangement, the Company sold an office building and surrounding land and then leased the property back under a 15-year operating lease. The Company recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31:

	2015	2014

Trademarks	$18,066	$8,456
Customer relationships	19,110	3,510
Other	753	-

	37,929	11,966
Accumulated amortization	(5,518)	(4,402)

	$32,411	$7,564

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $1,116 and $468 in 2015 and 2014, respectively.

Estimated aggregate amortization expense for the intangible assets for each of the five fiscal years subsequent to 2015 is as follows:

Years Ending December 31,
2016	$818
2017	818
2018	818
2019	818
2020	818
Thereafter	28,321

$32,411

NOTE 8 – DEBT

Debt consisted of the following at December 31:

	2015	2014

Related-Party Debt: Note payable to Little Harbor, LLC, a related party, unsecured, with an imputed interest rate of 16.2%, maturing through July 25, 2017	$6,615	$9,797

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to Midcap Funding X Trust, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $586	9,263	-

Notes Payable: Notes payable to Penta Mezzanine SBIC Fund I, L.P., with interest rate of 12%, maturing in November 2019, net of discount of $3,389 and $3,006, respectively	6,612	4,994

Note Payable: Note payable to JL-BBNC Mezz Utah, LLC, with interest rate of 12%, maturing in February 2020, net of discount of $3,658	1,342	-

Vendor Term Notes: Unsecured loans payable to vendors with interest rates ranging from 5% to 7.5% and maturity dates of April 21, April 29, and June 15, 2016	1,475	520

Note Payable: Unsecured note payable issued pursuant to the Nutricap Purchase Agreement, bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015 (see description in Note 3 above)	250	-

Capital Lease Obligations: Capital leases with interest rates ranging from 10.25% to 10.50% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment, net of discount of $496 in 2015	3,868	2,169

Senior Credit Facility: Revolving $9,500 asset-based credit facility payable to a financial institution, repaid in 2015	-	8,945

Total	29,425	26,425
Less current portion	(16,564)	(13,653)

Long-term debt	$12,861	$12,772

Future aggregate maturities of debt as of December 31, 2015 were as follows:

Years Ending December 31,
2016	$16,564
2017	1,821
2018	2,043
2019	7,397
2020	1,600

$29,425

Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, the Company is obligated pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. Pursuant to a stock purchase agreement with Little Harbor discussed in Note 11, the Company issued shares of its common stock in lieu of $2,500 worth of periodic payments due under this agreement.

Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly from November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000, no later than November 13, 2015. The Company issued warrants in connection with this loan (see Note 9 below).

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the Nutricap acquisition discussed in Note 3. This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 9 below).

Pursuant to a stock purchase agreement with Penta discussed in Note 11, the Company issued shares of its common stock in lieu of $613 worth of interest payments due under these agreements.

Midcap Funding X Trust

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”), on January 23, 2015. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan (see Note 9 below).

JL-BBNC Mezz Utah, LLC

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition discussed in Note 3. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly from February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 9 below). Pursuant to a stock purchase agreement with JL discussed in Note 11, the Company issued shares of its common stock in lieu of $307 worth of interest payments due under this agreement.

Nutricap Asset Acquisition Notes and Essex Capital Corporation Payment Guarantee

The short-term notes payable issued in the Nutricap asset acquisition (Note 3) included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex Capital Corporation, a California corporation (“Essex”),  a related party, and its owner Ralph Iannelli (“Iannelli”), a related party and a director of the Company. Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

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

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

Certain of the foregoing debt agreements require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2015, the Company’s adjusted EBITDA (as defined in its debt agreements) was not in compliance with the Minimum Adjusted EBITDA covenants in the Senior Credit Facility and certain notes payable to institutional investors. Consequently significant obligations to these lenders were included in current liabilities in our condensed consolidated balance sheet as of March 31, 2015. Subsequently, on June 30, 2015, the Company, Midcap, Penta and JL entered into agreements that provided a limited waiver of the Company’s failure to comply with the Minimum Adjusted EBITDA covenant as of March 31, 2015. The respective financing agreements were subsequently amended such that Minimum Adjusted EBITDA covenants previously in place for the periods ending June 30, September 30 and December 31, 2015 were replaced with new Minimum Adjusted EBITDA covenants of negative $2,500 and negative $1,750 for the quarter ended December 31, 2015 and the six month period ending March 31, 2016, respectively. Consequently, we believe the presentation of debt as current or long-term liabilities in our consolidated balance sheet as of December 31, 2015 is in accordance with the terms of our debt agreements.

In connection with the Organic acquisition discussed in Note 4 and the related Golisano Holdings LLC and GREAT HARBOR CAPITAL, LLC security purchase agreements discussed in Note 11, the Company entered into amended debt agreements with MidCap, Penta and JL to amend certain debt covenant calculations and ratios and to include the recent acquired subsidiaries in the debt covenants. Pursuant to limited waivers, the lenders waived the Company’s failure to meet the minimum Adjusted EBITDA covenant for July and August 2015.

NOTE 9 – WARRANTS, COMMON STOCK PUT AGREEMENT AND REGISTRATION RIGHTS AGREEMENTS

Van Andel Warrant

In connection with a September 3, 2014 debt agreement with David Van Andel (“Van Andel”), a Director of the Company, TCC issued to Van Andel a warrant to acquire 5,592,105 shares of TCC common stock at a purchase price of $0.76 per share at any time prior to September 6, 2017. The warrant was subsequently assumed by the Company. The warrant agreement contained certain anti-dilution provisions and, subsequently, the number of common shares that could be acquired was increased by 185,306 shares. Pursuant to a June 2, 2015 stock purchase agreement discussed below and in Note 11, the warrant to purchase a total of 5,777,411 shares of common stock was cancelled.

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

The Company and Capstone executed Amendment No. 1 to Series B Warrant, which amendment (i) reduced the number of shares of common stock issuable under such Warrant to 18,000,000; (ii) deleted certain anti-dilution protection previously in effect; and (iii) divided the Series B Warrant into the following deemed tranches: (a) Tranche 1 consisting of 2,000,000 shares which tranche expired on November 30, 2015; (b) Tranche 2 consisting of 4,000,000 shares which tranche can only be exercised through March 31, 2016; (c) Tranche 3 consisting of 6,000,000 shares which tranche can only be exercised through July 31, 2016; and (d) Tranche 4 consisting of 6,000,000 shares which tranche can only be exercised through November 30, 2016.

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

On October 1, 2015, the Company and Capstone entered into Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release (the “Capstone Waiver”). Pursuant to the Capstone Waiver, the Company and Capstone agreed to terminate the contingent call rights granted pursuant to a Compromise Agreement and Release entered into on May 28, 2015.

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

Midcap Warrant

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

Effective August 14, 2015, the Company amended the June 30, 2015 JL warrant for 403,509 shares to eliminate the variable anti-dilution and/or price protection mechanisms contained in the June 30, 2015 warrant agreement.

JL Properties, Inc. Warrants

In April 2015, the Company entered into an office lease agreement that requires a $1,000 security deposit, subject to reduction if the Company achieves certain market capitalization metrics at certain dates. On April 30, 2015, the Company and JL Properties, Inc. (“JL Properties”) entered into a Reimbursement Agreement pursuant to which JL Properties agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit. As partial consideration for the entry by JL Properties into the Reimbursement Agreement and the provision of the letter of credit, the Company issued JL Properties two warrants to purchase shares of the Company’s common stock.

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

Pursuant to the first warrant, the Van Andel Trust had the right to acquire an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. The Company granted the Van Andel Trust certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the first warrant. Effective August 14, 2015, the Company amended the first Van Andel Trust warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 30, 2015, the Van Andel Trust exercised the first warrant and the Company received aggregate proceeds of $33.

Pursuant to the second warrant, the Van Andel Trust had the right to acquire an aggregate 12,987,012 shares of the Company’s common stock at a price of $0.385 per share. The Company granted the Van Andel Trust certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the second warrant. Effective August 14, 2015, the Company amended the second Van Andel Trust warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 10, 2015, the Van Andel Trust exercised the second warrant and the Company received aggregate proceeds of $5,000.

Little Harbor Warrant

Pursuant to a Stock Purchase Agreement dated June 2, 2015, a warrant was issued to Little Harbor to purchase an aggregate 3,289,474 shares of the Company’s common stock at a price of $0.01 per share. The Company granted Little Harbor certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. Effective August 14, 2015, the Company amended the June 2, 2015 Little Harbor warrant to eliminate the variable anti-dilution and/or price protection mechanisms contained in the warrant agreement. On September 30, 2015, Little Harbor exercised the warrant and the Company received aggregate proceeds of $33.

Essex Warrant

In connection with the guarantee of the Nutricap Note and equipment financing by Essex discussed in Note 8, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property.

Golisano Warrant

Pursuant to a Securities Purchase Agreement with Golisano Holdings LLC (“Golisano LLC”), the Company issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock so that it is the same thereafter as on October 5, 2015. The Company has reserved 12,697,977 shares of its common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and the Company’s delivery of notice thereof to Golisano LLC.

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

The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015 granting Golisano LLC certain registration rights for the shares of common issuable on exercise of the Golisano Warrant.

A summary of the status of the warrants issued by the Company as of December 31, 2015, and changes during the years ended December 31, 2015 and 2014, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2013	-	$-

Granted	84,683,227	0.72
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2014	84,683,227	0.72

Granted	32,844,791	0.25
Canceled / Expired	(68,359,761)	0.71
Exercised	(20,881,750)	0.29

Outstanding, December 31, 2015	28,286,507	$0.53

Based on the outstanding warrants as of December 31, 2015, 12,122,789 total shares were contingently issuable under the Golisano Warrant.

NOTE 10 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in January 2015, February 2015 and April 2015 will be increased if the Company’s audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements. In addition, the Company has determined that a put agreement entered into in September 2015 and the Golisano Warrant are derivatives. Accordingly, the Company has estimated the total fair value of the derivative liabilities at $33,091 as of December 31, 2015.

During the year ended December 31, 2015, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2014	$-
Addition to liabilities for new warrants and put option issued	28,195
Amend warrants	(10,989)
Expiration of put option	(66)
Loss on change in fair value of derivative liabilities	15,951

Derivative liabilities at December 31, 2015	$33,091

The value of the derivative liabilities are generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted to certain employees of the Company a total of 9,234,002 Restricted Stock Units pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods.

Treasury Stock

In May and July 2015, the Company purchased an aggregate of 494,406 shares of its common stock from employees or former employees for total cash consideration of $0, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employee under the TCC Plan and have been placed in treasury. Treasury shares also include shares of the Company’s common stock surrendered pursuant to the Tolworthy Surrender Agreements discussed below.

Tolworthy Surrender Agreements

On September 3, 2014, TCC entered into a Subscription and Surrender Agreement with Thomas A. Tolworthy, which agreement was assumed by the Company on September 16, 2014 (the “Original Surrender Agreement”). Pursuant to the Original Surrender Agreement, Mr. Tolworthy was required, upon request by the Company, to surrender up to 65,306,102 shares of common stock for use by the Company. Through October 4, 2015, the Company requested pursuant to the Original Surrender Agreement, and Mr. Tolworthy surrendered, a total of 22,092,277 shares to the Company.

On October 5, 2015, the Company and Mr. Tolworthy entered into a Surrender Agreement (the “New Surrender Agreement”). Pursuant to the New Surrender Agreement, Mr. Tolworthy agreed to surrender an aggregate of 60,470,957 shares of the Company’s common stock including 26,564,030 shares of common stock in addition to the shares subject to surrender pursuant to the Original Surrender Agreement. The New Surrender Agreement provides that of the aggregate 60,470,957 shares of the Company’s common stock to be surrendered (i) 33,906,927 shares of common stock shall be surrendered pursuant to the Original Surrender Agreement; (ii) 26,564,030 shares of common stock shall be surrendered pursuant to the New Surrender Agreement; and (iii) 9,306,898 shares of common stock held by Mr. Tolworthy shall remain subject to surrender to the Company pursuant to the Original Surrender Agreement (see, however, Note 16). The shares of the Company’s common stock surrendered pursuant to the (i) Original Surrender Agreement and (ii) New Surrender Agreement were required to be used in connection with certain prior issuances of the shares of the Company’s common stock and certain exercises of the Company’s warrants.

In connection with the Stock Purchase Agreements with five investors discussed below, on October 21, 2015, the Company and Mr. Tolworthy entered into an additional Surrender Agreement, pursuant to which Mr. Tolworthy surrendered an aggregate of 3,448,276 shares of the Company’s common stock.

Through December 31, 2015, Mr. Tolworthy has surrendered an aggregate 86,011,510 total shares of the Company’s common stock, which surrendered shares have been placed in treasury.

Stock Subscription Receivable

At December 31, 2015, the stock subscription receivable for the purchase of 1,528,384 shares of the Company’s common stock dated August 1, 2014, had a principal balance of $30, and bears interest at an annual rate of 5%. On the 18-month anniversary of the closing of the share purchase, if the shares of the Company’s common stock have met certain defined trading requirements, the Company must pay the purchaser of the common stock the difference between $2.29 per share and a defined market price. The purchaser of the common stock has the right to prepay the receivable at any time.

GREAT HARBOR CAPITAL, LLC Stock Purchase Agreement

On October 1, 2015, the Company and GREAT HARBOR CAPITAL, LLC (“GH”), an entity owned by certain stockholders of the Company, entered into a Stock Purchase Agreement (the “GH SPA”). Pursuant to the GH SPA, the Company issued and sold to GH on October 2, 2015, 41,379,310 shares of the Company’s common stock for an aggregate purchase price of $12,000. GH has the right to participate in certain future issuances of equity securities (including rights, options or warrants to purchase such equity securities or securities that are convertible or exchangeable into or exercisable for such equity securities) of the Company up to an amount sufficient to allow GH to maintain its then-proportional ownership interest in the Company. The Company agreed, upon request by GH, to enter into a registration rights agreement with GH with respect to the shares of common stock issued under the GH SPA.

Golisano Holdings LLC Securities Purchase Agreement

On October 2, 2015, the Company entered into a Securities Purchase Agreement with Golisano LLC (the “Golisano SPA”).

Pursuant to the Golisano SPA, on October 5, 2015 the Company issued and sold to Golisano LLC 88,711,241 shares of the Company’s common stock for an aggregate purchase price of $25,000. The foregoing shares constituted as of immediately following such sale 30% of the Company’s issued and outstanding common stock.

The Company was required to use the new proceeds from the sale of the shares solely for funding the purchase price due from the Company for the Organic Holdings acquisition discussed in Note 4.

At any time commencing on October 5, 2015 and ending at such time that all of the shares of the Company’s common stock owned by Golisano LLC may be sold without the requirement for the Company to be in compliance with Rule 144(c)(1) under the Securities Act of 1933, as amended (the “Securities Act”), and otherwise without restriction or limitation pursuant to Rule 144, if the Company fails for any reason to satisfy the current public information requirement under Rule 144(c) (a “Public Information Failure”) then the Company must pay Golisano LLC, in cash, by reason of any such delay in or reduction of its ability to sell such shares, an amount equal to 2% of the aggregate purchase price paid for the shares held by Golisano LLC on the day of a Public Information Failure and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured, and (ii) such time that such public information is no longer required for Golisano LLC to transfer its shares pursuant to Rule 144. In addition to the foregoing payment, Golisano LLC has the right to pursue actual damages for the Public Information Failure and to pursue all remedies available to it at law or in equity.

In addition to the 88,771,241 shares of common stock sold to Golisano LLC and as further discussed in Note 9, the Company issued Golisano LLC a warrant intended to maintain Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock.

The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock sold pursuant to the Golisano SPA.

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

October Stock Purchase Agreements

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

Van Andel Trust Stock Purchase Agreement

On June 2, 2015, the Company, the Van Andel Trust and Van Andel entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Pursuant to the Van Andel Trust SPA, the Company sold the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. In addition, pursuant to the Van Andel Trust SPA, Van Andel surrendered to the Company for cancellation that certain warrant, dated September 5, 2014, that had provided Van Andel the right to acquire an aggregate of 5,592,105 shares of common stock at $0.76 per share. As further described in Note 9, the Van Andel Trust SPA also provided for the issuance to the Van Andel Trust of two warrants to purchase shares of the Company’s common stock.

Little Harbor Stock Purchase Agreement

On June 2, 2015, the Company and Little Harbor entered into a Stock Purchase Agreement (the “Little Harbor SPA”). Pursuant to the Little Harbor SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for an aggregate of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the Little Harbor SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement. As further described in Note 9, the Little Harbor SPA also provided for the issuance to Little Harbor of a warrant to purchase shares of the Company’s common stock.

Penta Stock Purchase Agreement

On June 30, 2015, the Company and Penta entered into a Stock Purchase Agreement (the “Penta SPA”). Pursuant to the Penta SPA, the Company sold 807,018 shares of its common stock at $0.76 per share for an aggregate of $613. Penta delivered to the Company the purchase price for the shares in the form of Penta’s irrevocable agreement to accept the shares issued by the Company in lieu of $613 worth of interest payments otherwise due Penta under an outstanding debt agreement. As further described in Note 9, the Penta SPA also provided for the issuance to Penta of a warrant to purchase shares of the Company’s common stock.

JL Stock Purchase Agreement

On June 30, 2015, the Company and JL entered into a Stock Purchase Agreement (the “JL SPA”). Pursuant to the JL SPA, the Company sold 403,509 shares of its common stock at $0.76 per share for an aggregate of $307. JL delivered to the Company the purchase price for the shares in the form of JL’s irrevocable agreement to accept the shares issued by the Company in lieu of $307 worth of interest payments otherwise due JL under an outstanding debt agreement. As further described in Note 8, the JL SPA also provided for the issuance to JL of a warrant to purchase shares of the Company’s common stock.

Warrant Exercises

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

On September 30, 2015, Little Harbor exercised in full the warrant issued to Little Harbor by the Company on June 2, 2015. Pursuant to such exercise, the Company issued Little Harbor an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

See Note 15 for other warrants exercised subsequent to December 31, 2015.

NOTE 12 – INCOME TAXES

The Company has recorded a provision for income taxes in 2015 and 2014 of $14 and $61, respectively, primarily for minimum state income taxes.

The income tax (provision) benefit differs from the amount computed at federal statutory rates for the years ended December 31, 2015 and 2014 as follows:

	2015	2014

Income tax benefit at federal statutory rate	$12,375	$7,220
Interest expense	(427)	(1,550)
Equity-based expenses	(5,440)	-
State income taxes, net of federal benefit	801	839
Valuation allowance	(7,135)	(7,036)
Other	(188)	466

	$(14)	$(61)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2015	2014
Current asset:
Accruals and reserves	$1,105	$688
Valuation allowance	(1,105)	(688)

Less valuation allowance	$-	$-

Long-term asset (liability):
Depreciation and amortization	$1,258	$920
Accruals and reserves	3,343	326
Deferred revenue	755	817
Net operating loss carryforwards	64,180	60,839
Other	158	74
Valuation allowance	(69,694)	(62,976)

	$-	$-

As a result of recurring operating losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2015 and 2014, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company had federal net operating loss carryforwards of approximately $169,000 and state net operating loss carryforwards of approximately $153,000 at December 31, 2015, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2021 through 2031. If substantial changes in the Company’s ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2015 and 2014, we concluded the Company had no unrecognized tax benefit that would affect its effective tax rate if recognized.

NOTE 13 – RETIREMENT PROGRAMS

The Company maintains a defined contribution retirement plan (the “Plan”) which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 are eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan is a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Employer contributions vest ratably over two years. The Company recognized expenses of $353 and $358 related to the Plan in 2015 and 2014, respectively. The Plan provides for the Company to pay the administrative expenses related to the Plan.

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

Leases

The Company has operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease and expire at various dates through 2028. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $1,481 and $988 for 2015 and 2014, respectively.

Certain leases of machinery and office equipment are classified as capital leases and expire at various dates through 2018. The future minimum lease payments in the aggregate are as follows:

Years Ending December 31,	Operating Leases	Capital Leases

2016	$1,404	$1,779
2017	1,424	1,480
2018	1,156	1,106
2019	1,172	-
2020	1,182	-
Thereafter	8,708	-

	$15,046	$4,365

Florida Office Lease Agreement

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

The Company initially leased the fifth floor of the Building (the “Initial Premises”). Pursuant to the terms of the Lease, the Company is required to expand the Initial Premises to include the sixth floor of the Building (the “First Expansion Premises”) between February 1, 2016 and October 31, 2016, upon notice to the landlord and provided that the landlord is not obligated to deliver the First Expansion Premises unless the Company then has a traded market capitalization of $50,000 or more for the immediately preceding thirty days prior to the date of the Company’s exercise notice (the “Market Cap Test”).

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

The Lease required the Company to deposit a $1,000 security deposit with the landlord, which was payable in the form of cash or a letter of credit no later than July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), the Company satisfies the Market Cap Test, the landlord is required to return the entire security deposit to the Company. As discussed in Note 8, on April 30, 2015, the Company and a current institutional investor and lender entered into a Reimbursement Agreement pursuant to which the investor agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

See Note 8 for discussion of a note payable to Little Harbor, a related party. In addition, pursuant to the Little Harbor SPA discussed in Note 11, the Company sold 3,289,474 shares of its common stock for aggregate proceeds to the Company of $2,500 in the form of periodic payments otherwise due under the note payable. As discussed in Note 9, Little Harbor was also issued a warrant to purchase shares of the Company’s common stock pursuant to the Little Harbor SPA.

Also discussed in Note 8 are certain loan guarantees made jointly and severally by Essex and its owner, Ianelli, related parties. See also Note 8 for discussion of a 2014 operating lease with Essex, the 2015 purchase by Essex of certain machinery and equipment from the Company, and the lease back to the Company of same assets.

See Note 11 for discussion of stock purchase agreements with the following related parties or stockholders of the Company: the Van Andel Trust, GH and Golisano LLP. As discussed in Note 9, these related parties were generally issued warrants pursuant to the stock purchase agreements.

See Note 9 for discussion of the exercise of warrants by the Van Andel Trust and Little Harbor.

NOTE 16 – SUBSEQUENT EVENTS

Golisano Promissory Notes and Warrants

On January 28, 2016, Golisano LLC lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “Golisano Note”). The Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “2016 Golisano Warrant”). The 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano Note). The Company has reserved 1,136,363 shares of its common stock for issuance under the 2016 Golisano Warrant. The 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

On March 21, 2016, Golisano LLC lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second Golisano Note”). The Second Golisano Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Golisano Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Golisano Warrant”). The Second Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Second Golisano Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Golisano Note).

GREAT HARBOR CAPITAL, LLC Notes and Warrants

On January 28, 2016, GH lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “GH Note”). The GH Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the GH Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “GH Warrant”). The GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the GH Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the GH Note). The Company has reserved 1,136,363 shares of its common stock for issuance under the GH Warrant. The GH Warrant, if exercisable, expires on February 28, 2022.

On March 21, 2016, GH lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second GH Note”). The Second GH Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second GH Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second GH Warrant”). The Second GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the Second GH Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second GH Note).

JL-Utah Sub, LLC Note and Warrant

On April 5, 2016, JL-Utah Sub, LLC (“JL-US”) lent the Company $500 pursuant to an Unsecured Promissory Note, dated April 5, 2016 (the “JL-US Note”). The JL-US Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the JL-US Note is payable in 24 monthly installments of $21 commencing on April 21, 2017. The JL-US Note provides that the Company issue into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). The Company has reserved 227,273 shares of its common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022.

Warrant Exercises

As discussed in Note 9, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. JL subsequently assigned the warrants to three individuals and a corporation. On February 4, 2016, one individual exercised warrants to acquire a total of 930,538 shares of the Company’s common stock for an aggregate purchase price of $0. On February 4, 2016, another individual exercised warrants to acquire a total of 257,457 shares of the Company’s common stock for an aggregate purchase price of $0.

As discussed in Note 9, the Company issued Golisano LLC the Golisano Warrant to purchase up to 12,697,977 shares of the Company’s common stock at an exercise price of $0.001 per share. On February 4, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $0.

Separation and Release Agreement

The employment of Thomas A. Tolworthy as President and Chief Executive Officer of the Company was terminated by the Company on March 16, 2016 (the “Termination Date”). On March 23, 2016, the Company and Mr. Tolworthy entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company agreed to: (i) purchase from Mr. Tolworthy, not later than April 13, 2016, 35,551,724 shares of the Company’s common stock for an aggregate price of $500; (ii) pay the cost of Mr. Tolworthy’s health insurance continuation coverage available under the federal COBRA law for the 12 months following the Termination Date; and (iii) pay Mr. Tolworthy $44 as settlement for accrued vacation pay.

Pursuant to the Separation Agreement, the Company provided notice of its request that Mr. Tolworthy surrender 9,306,898 shares of the Company’s common stock pursuant to that certain Subscription and Surrender Agreement, dated as of September 3, 2014 (see Note 11).

The Separation Agreement included mutual release, standstill, and similar provisions typical for this type of separation agreement.

Issuance of Common Shares

On April 5, 2016, the Company issued a total of 822,730 shares of its common stock to employees pursuant to the vesting of Restricted Stock Units.

Purchases of Employee Stock

Subsequent to December 31, 2015, the Company purchased an aggregate of 2,559,388 shares of its common stock from employees or former employees for total cash consideration of $0, equal to the employees’ original purchase price.

