Form 10-Q
period 2016-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2016-05-16
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on May 16, 2016 was 249,204,088 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$13,283	$1,240
Accounts receivable, net of allowance of $2,559 and $1,494, respectively	6,521	7,880
Inventories, net	11,960	13,727
Prepaid expenses and other current assets	2,588	1,657
Total current assets	34,352	24,504

Property and equipment, net	3,565	3,712
Intangible assets, net	31,905	32,411
Goodwill	24,098	24,098
Other assets	1,476	1,475

	$95,396	$86,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,762	$16,753
Accrued expenses and other current liabilities	10,483	5,312
Derivative liabilities	18,126	33,091
Notes payable and current portion of long-term debt, net of discount of $678 and $751, respectively	16,271	16,564
Total current liabilities	60,642	71,720

Long-term liabilities:
Deferred gain on sale of assets	1,849	1,890
Notes payable and long-term debt, net of current portion and discount of $6,886 and $7,378, respectively	30,148	12,861
Total long-term liabilities	31,997	14,751

Total liabilities	92,639	86,471

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 383,928,966 and 382,210,052 shares issued, respectively	384	382
Additional paid-in capital	225,373	223,165
Stock subscriptions receivable	(30)	(30)
Treasury stock, 133,923,926 and 86,505,916 shares at cost, respectively	(501)	-
Accumulated deficit	(222,469)	(223,788)
Total stockholders’ equity (deficit)	2,757	(271)

	$95,396	$86,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2016	2015

Net sales	$20,617	$22,072
Cost of sales	17,195	19,554

Gross profit	3,422	2,518

Operating expenses:
Selling, general and administrative expenses	9,922	6,398
Loss on stock purchase price guarantee	3,210	-

Total operating expenses	13,132	6,398

Loss from operations	(9,710)	(3,880)

Other income (expense):
Interest expense, net	(1,960)	(1,731)
Gain on change in derivative liabilities	12,991	-
Other income, net	2	2

Total other income (expense)	11,033	(1,729)

Income (loss) before income taxes	1,323	(5,609)
Provision for income taxes	(4)	(1)

Net income (loss)	1,319	(5,610)

Other comprehensive gain – unrealized gain on marketable securities	-	28

Total comprehensive income (loss)	$1,319	$(5,582)

Weighted average number of common shares outstanding:
Basic	292,805,630	220,000,000
Diluted	302,571,184	220,000,000

Income (loss) per common share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,319	$(5,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	649	235
Amortization of debt discount	565	489
Stock-based compensation	235	292
Provision for obsolete inventory	596	114
Provision for losses on accounts receivable	1,106	49
Loss on stock purchase price guarantee	3,210	-
Gain on change in derivative liabilities	(12,991)	-
Changes in operating assets and liabilities:
Accounts receivable	253	(4,080)
Inventories	1,171	2,146
Prepaid expenses and other current assets	(931)	242
Other assets	(20)	(37)
Checks written in excess of cash	-	(408)
Accounts payable	(991)	6,633
Accrued expenses and other current liabilities	1,460	861

Net cash provided by (used in) operating activities	(4,369)	926

Cash flows from investing activities:
Purchase of property and equipment	(37)	(1,455)
Cash paid in acquisition	-	(6,126)
Change in restricted cash	-	370

Net cash used in investing activities	(37)	(7,211)

Cash flows from financing activities:
Proceeds from the exercise of warrants	1	-
Proceeds from the issuance of debt	19,000	8,867
Repayment of debt	(2,571)	(1,579)
Decrease in security deposits	19	19
Payment of debt issuance costs	-	(541)

Net cash provided by financing activities	16,449	6,766

Net increase in cash	12,043	481
Cash at the beginning of the period	1,240	437

Cash at the end of the period	$13,283	$918

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Three Months Ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$954	$1,165
Cash paid for income taxes	4	12

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain on marketable securities	$-	$28
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	-	3,978
Liabilities assumed	-	1,874
Other assets	-	350
Assets acquired:
Intangible assets	-	3,510
Goodwill	-	2,692
Decrease in derivative liabilities and increase in additional paid-in capital on exercise of warrants	1,974	-
Issuance of other liability for purchase of treasury shares	501	-
Other assets transferred to debt discount	-	364
Issuance of warrants for debt discount	-	5,388
Issuance of warrants for derivative liabilities	-	3,152

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

Nature of Operations

The Company and its subsidiaries manufacture and market high-quality, science-based nutritional supplements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Twinlab Consolidation Corporation (“TCC”); TCC’s wholly owned subsidiaries, Twinlab Holdings, Inc. (formerly known as Idea Sphere Inc.) (“THI”), NutraScience Labs, Inc. (“NutraScience”), NutraScience Labs IP Corporation, and Organic Holdings LLC (“Organic Holdings”); THI’s wholly owned subsidiaries, Twinlab Corporation (sometimes referred to herein as “Twinlab”) and ISI Brands, Inc. (“ISI”); and Organic Holdings’ wholly owned subsidiaries, CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C. and Innovita Specialty Distribution LLC.

Products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand name (including the Twinlab® Fuel family of sports nutrition products) and the ReserveageTM nutrition brand; diet and energy products under the Metabolife® brand name; a line of products that promote joint health under the Trigosamine® brand name and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets and the estimated value of warrants and derivative liabilities.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform with the current year presentation.

Significant Concentration of Credit Risk

Sales to the Company’s top three customers aggregated to approximately 24% and 37% of total sales for the three months ended March 31, 2016 and 2015, respectively. Sales to one of those customers were approximately 12% and 26% of total sales for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable from these customers were approximately 35% and 24% of total accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$18,126	$-	$-	$18,126

December 31, 2015	Total	Level 1	Level 2	Level 3

Derivative liabilities	$33,091	$-	$-	$33,091

Net Income (Loss) per Common Share

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

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended March 31,
	2016	2015

Weighted average number of shares outstanding - basic	292,805,630	220,000,000
Dilutive effect of stock options and warrants	9,765,554	-

Weighted average number of shares outstanding - dilutive	302,571,184	220,000,000

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since its formation, the Company has generated losses from operations. At March 31, 2016, the Company had an accumulated deficit of $222,469. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, restructuring costs and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $26,290 at March 31, 2016. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the three months ended March 31, 2016 and in April 2016, the Company obtained debt funding totaling $19,500 to fund current operations. However, the Company believes that it may need additional capital to execute its business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	March 31, 2016	December 31, 2015

Raw materials	$4,928	$4,625
Work in process	1,131	1,130
Finished goods	8,609	10,084

	14,668	15,839
Reserve for obsolete inventory	(2,708)	(2,112)

	$11,960	$13,727

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2016	December 31, 2015

Machinery and equipment	$11,022	$10,997
Computers and other	7,110	7,106
Aquifer	482	482
Leasehold improvements	1,518	1,518
Construction-in-progress	1,299	1,291

	21,431	21,394
Accumulated depreciation and amortization	(17,866)	(17,682)

	$3,565	$3,712

Assets held under capital leases are included in machinery and equipment and amounted to $1,493 and $1,737 as of March 31, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense totaled $184 and $121 for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31, 2016	December 31, 2015

Trademarks	$18,066	$18,066
Customer relationships	19,110	19,110
Other	753	753

	37,929	37,929
Accumulated amortization	(6,024)	(5,518)

	$31,905	$32,411

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $506 and $155 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	March 31, 2016	December 31, 2015

Related-Party Debt: Note payable to Little Harbor, LLC, a related party, unsecured, with an imputed interest rate of 16.2%, maturing through July 25, 2017	$6,615	$6,615

Related-Party Debt: Note payable to GREAT HARBOR CAPITAL, LLC, a related party, unsecured, with an interest rate of 8.5%, maturing through January 28, 2019	2,500	-

Related-Party Debt: Note payable to GREAT HARBOR CAPITAL, LLC, a related party, unsecured, with an interest rate of 8.5%, maturing through March 21, 2019	7,000	-

Related-Party Debt: Note payable to Golisano Holdings LLC, a related party, unsecured, with an interest rate of 8.5%, maturing through January 28, 2019	2,500	-

Related-Party Debt: Note payable to Golisano Holdings LLC, a related party, unsecured, with an interest rate of 8.5%, maturing through March 21, 2019	7,000	-

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to Midcap Funding X Trust, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $512 and $586, respectively	8,213	9,263

Notes Payable: Notes payable to Penta Mezzanine SBIC Fund I, L.P., with interest rate of 12%, maturing in November 2019, net of discount of $3,168 and $3,389, respectively	6,832	6,612

Note Payable: Note payable to JL-BBNC Mezz Utah, LLC, with interest rate of 12%, maturing in February 2020, net of discount of $3,430 and $3,658, respectively	1,571	1,342

Vendor Term Notes: Unsecured loans payable to vendors with interest rates ranging from 5% to 7.5% and maturity dates of April 21, April 29, and June 15, 2016	709	1,475

Capital Lease Obligations: Capital leases with interest rates ranging from 10.25% to 10.50% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment, net of discount of $454 and $496, respectively	3,479	3,868

Note Payable: Unsecured note payable issued in connection with the Nutricap asset acquisition, repaid in 2016	-	250

Total	46,419	29,425
Less current portion	(16,271)	(16,564)

Long-term debt	$30,148	$12,861

Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, the Company is obligated pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. Pursuant to a stock purchase agreement with Little Harbor in June 2015, the Company issued shares of its common stock in lieu of $2,500 worth of periodic payments due under this agreement.

GREAT HARBOR CAPITAL, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with GREAT HARBOR CAPITAL, LLC (“GH”), an affiliate of a member of the Company’s Board of Directors, GH lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued warrants into escrow in connection with this loan. (see Note 7 below).

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued warrants into escrow in connection with this loan. (see Note 7 below).

Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano Holdings LLC (“Golisano LLC”), an affiliate of a member of the Company’s Board of Directors, Golisano LLC lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued warrants into escrow in connection with this loan. (see Note 7 below).

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued warrants into escrow in connection with this loan. (see Note 7 below).

Midcap Funding X Trust

On January 22, 2015, the Company paid off all amounts owed under its credit facility with Fifth Third Bank and entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”), on January 23, 2015. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.042% per month and a collateral management fee of 0.10% per month. The Company issued warrants in connection with this loan (see Note 7 below).

Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting at $360 per quarter and increasing to $520 per quarter. Interest at an original rate of 12% is payable monthly from November 30, 2014. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. Penta also agreed to purchase from the Company an additional note in the amount of $2,000, no later than November 13, 2015. The Company issued warrants in connection with this loan (see Note 7 below).

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 7 below).

Pursuant to a June 2015 stock purchase agreement with Penta, the Company issued shares of its common stock in lieu of $613 worth of interest payments due under these agreements.

JL-BBNC Mezz Utah, LLC

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-BBNC Mezz Utah, LLC (“JL”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly from February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 7 below). Pursuant to a June 2015 stock purchase agreement with JL, the Company issued shares of its common stock in lieu of $307 worth of interest payments due under this agreement.

Nutricap Asset Acquisition Notes and Essex Capital Corporation Payment Guarantee

The short-term notes payable issued in the Nutricap asset acquisition included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note (the “Nutricap Note”) in the original principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250, with a maturity date of January 1, 2016. The Nutricap Note was repaid during the three months ended March 31, 2016. As a condition to the extension provided in the Nutricap Note, Nutricap required that payment be guaranteed by TCC and also, jointly and severally, by Essex Capital Corporation, a California corporation (“Essex”), a related party, and its owner Ralph Iannelli (“Iannelli”), a related party and a director of the Company. Accordingly, on June 30, 2015, TCC entered into a Payment Guaranty with Nutricap (the “TCC Guaranty”), and Essex and Iannelli, jointly and severally, entered into a Payment Guaranty with Nutricap (the “Essex Guaranty”), with both the TCC Guaranty and the Essex Guaranty guaranteeing payment in full to Nutricap of all amounts as and when due by NutraScience under the Nutricap Note, including payment in full of all amounts due and owing upon maturity, as well as any costs of enforcement incurred by Nutricap in connection therewith.

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

Certain of the foregoing debt agreements, as amended, require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2016, the Company was not in compliance with the financial covenants of its debt facilities with Midcap, Penta and JL; however, the Company has obtained waivers from the respective lenders for such defaults.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

A summary of the status of the warrants issued by the Company as of March 31, 2016, and changes during the three months then ended, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	28,286,507	$0.53

Granted	-	$-
Canceled / Expired	(4,000,000)	$0.76
Exercised	(1,187,995)	$0.00

Outstanding, March 31, 2016	23,098,512	$0.52

Capstone Warrants

In May 2015, the Company and Capstone Financial Group, Inc. (“Capstone”) entered into an amendment to a previously issued Series B Warrant, with the following warrants outstanding as of March 31, 2016: Tranche 3 consisting of 6,000,000 shares exercisable at $0.76 per share through July 31, 2016 and Tranche 4 consisting of 6,000,000 shares exercisable at $0.76 per share through November 30, 2016. Tranche 2 warrants for 4,000,000 shares expired March 31, 2016.

The Company and Capstone previously entered into a Registration Rights Agreement pursuant to which Capstone can require the Company to register the shares of common stock acquired upon exercise of the Series B Warrant at such time as the Company is eligible to register securities on a Registration Statement on Form S-3 and thereafter file additional registration statements if requested by Capstone on a quarterly basis. The Registration Agreement contains terms and conditions customary for the grant of registration rights.

Penta Warrants

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by the Company, the Company also granted Penta a warrant to acquire a total of 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants.

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

Pursuant to a Stock Purchase Agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. The Company granted Penta certain registration rights, commencing October 1, 2015 for the shares of common stock issuable upon exercise of the warrant.

Midcap Warrants

In connection with the line of credit agreement with MidCap described in Note 6, the Company issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant”). The Company and MidCap have entered into a Registration Rights Agreement, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant.

JL Warrants

In connection with the January 22, 2015 note payable to JL, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, the Company also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the three months ended March 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of $0.

Pursuant to a June 30, 2015 Stock Purchase Agreement, a warrant was issued to JL to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. The Company granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals.

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event the Company’s consolidated audited Adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

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

Essex Warrants

In connection with the guarantee of the Nutricap Note and equipment financing by Essex discussed in Note 6, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property. Essex subsequently assigned warrants for 350,649 shares to another company.

Golisano Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, the Company issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of the Company’s issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. The Company has reserved 12,697,977 shares of its common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and the Company’s delivery of notice thereof to Golisano LLC.

The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common issuable on exercise of the Golisano Warrant.

On February 4, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.

During the three months ended March 31, 2016, the Golisano Warrant was cancelled in part for 1,714,286 shares pursuant to the cancellation of a portion of the Outstanding Warrants.

In connection with a January 28, 2016 Unsecured Promissory Note, the Company issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The Company has reserved 1,136,363 shares of its common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

In connection with a March 21, 2016 Unsecured Promissory Note, the Company issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The Company has reserved 3,181,816 shares of its common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

GH Warrants

In connection with a January 28, 2016 Unsecured Promissory Note, the Company issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The Company has reserved 1,136,363 shares of its common stock for issuance under the January 2016 GH warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

In connection with a March 21, 2016 Unsecured Promissory Note, the Company issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The Company has reserved 3,181,816 shares of its common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if the Company’s audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements. Accordingly, the Company has estimated the total fair value of the derivative liabilities at $18,126 as of March 31, 2016.

During the three months ended March 31, 2016, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2015	$33,091
Exercise of warrants	(1,974)
Gain on change in fair value of derivative liabilities	(12,991)

Derivative liabilities at March 31, 2016	$18,126

The value of the derivative liabilities is generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted Restricted Stock Units to certain employees of the Company pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods. During the three months ended March 31, 2016, a total of 21,778 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of March 31, 2016, 5,899,884 shares remain available for use in the TCC Plan.

Separation and Release Agreement

The employment of Thomas A. Tolworthy as President and Chief Executive Officer of the Company was terminated by the Company on March 16, 2016. On March 23, 2016, the Company and Mr. Tolworthy entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company purchased from Mr. Tolworthy 35,551,724 shares of the Company’s common stock for an aggregate price of $500.

In connection with the Separation Agreement, Mr. Tolworthy also surrendered 9,306,898 shares of the Company’s common stock pursuant to that certain Surrender Agreement between Mr. Tolworthy and the Company, dated September 3, 2014.

Treasury Stock

During the three months ended March 31, 2016, the Company purchased an aggregate of 2,559,388 shares of its common stock from employees or former employees for total cash consideration of $1, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employee under the TCC Plan and have been placed in treasury. Treasury shares acquired during the three months ended March 31, 2016 also include shares of the Company’s common stock purchased by the Company and surrendered by Mr. Tolworthy pursuant to the Separation Agreement discussed above.

Warrant Exercises

As discussed in Note 7, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. JL subsequently assigned the warrants to three individuals and a corporation. On February 4, 2016, one individual exercised warrants to acquire a total of 930,538 shares of the Company’s common stock for an aggregate purchase price of $0. On February 4, 2016, another individual exercised warrants to acquire a total of 257,457 shares of the Company’s common stock for an aggregate purchase price of $0.

As discussed in Note 7, warrants were exercised for a total of 1,697,136 shares of the Company’s common stock for an aggregate purchase price of $1, including the warrant exercises discussed in the paragraph above and warrants exercised by Golisano LLC for a total of 509,141 shares of the Company’s common stock.

Stock Subscription Receivable

At March 31, 2016, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%. On the 18-month anniversary of the closing of the share purchase, the Company must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on a valuation performed during the three months ended March 31, 2016, the Company estimated the total loss on the stock purchase price guarantee and recorded a liability included in accrued expenses and other current liabilities at March 31, 2016 of $3,210.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Shares

On April 5, 2016, the Company issued a total of 800,952 shares of its common stock to employees pursuant to the vesting of Restricted Stock Units.

JL-Utah Sub, LLC Note and Warrant

On April 5, 2016, JL-Utah Sub, LLC (“JL-US”) lent the Company $500 pursuant to an Unsecured Promissory Note (the “JL-US Note”). The JL-US Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the JL-US Note is payable in 24 monthly installments of $21 commencing on April 21, 2017. The JL-US Note provides that the Company issue into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). The Company has reserved 227,273 shares of its common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except share and per share amounts and number of employees)

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

We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 550 stock keeping units, or SKUs, including approximately 250 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

We focused significantly in 2015 on successfully obtaining funding for and completing two acquisitions which form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services, into the Company’s subsidiary, NutraScience, on February 6, 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. Consequently, the results of our operations for the three months ended March 31, 2016 generally will not be comparable to the results of our operations for the three months ended March 31, 2015.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since its formation, the Company has generated losses from operations. At March 31, 2016, the Company had an accumulated deficit of $222,469. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, restructuring cost and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $26,290 at March 31, 2016. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the three months ended March 31, 2016 and in April 2016, the Company obtained debt funding totaling $19,500 to fund current operations. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Results of Operations

Net Sales

Our net sales decreased $1,455, or approximately 7%, to $20,617 for the three months ended March 31, 2016 from $22,072 for the three months ended March 31, 2015. The decrease in our net sales, which was partially offset by additional sales resulting from the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015 and the acquisition of Organic Holdings on October 5, 2015, resulted primarily because of our inability to process orders on a timely basis due to operating cash constraints, delayed product introductions and postponed marketing activities.

Gross Profit

Our gross profit increased $904, or approximately 36%, to $3,422 for the three months ended March 31, 2016 from $2,518 for the three months March 31, 2015. This increase in gross profit was primarily attributable to the gross profit contributed by NutraScience and Organic Holdings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $3,524, or approximately 55%, to $9,922 for the three months ended March 31, 2016 from $6,398 for the three months ended March 31, 2015. The increase in selling, general and administrative expenses was primarily due to the addition of Nutricap and Organic Holdings, partially offset by positive results from a reduction in force. On April 13, 2016, the Company performed a reduction in force to right-size the number of employees against the needs of current operations. A total of 58 employees were affected in this reduction of force. Estimated costs associated with this reduction in force were $650, including costs for retention agreements, severance agreements, paid time off and COBRA exposure. As of the date of filing this report, total employee headcount was 245 compared to 287 at December 31, 2015.

Loss on Stock Purchase Price Guarantee

On the 18-month anniversary of the closing of a share purchase agreement, the Company must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on a valuation performed during the three months ended March 31, 2016, the Company estimated the total loss on the stock purchase price guarantee and recorded a liability included in accrued expenses and other current liabilities at March 31, 2016 of $3,210.

Interest Expense, Net

Our interest expense increased $229, or approximately 13%, to $1,960 for the three months ended March 31, 2016 from $1,731 for the three months ended March 31, 2015. The increase in interest expense is due primarily to interest on new debt incurred in 2015 to complete the Nutricap and Organic Holdings acquisitions and significant new debt incurred during the first three months of 2016, including the amortization of related debt discounts.

Gain on Change in Derivative Liabilities

We have issued warrants for the purchase of our common stock that, due to certain variable terms of the warrant agreements, are recorded as derivative liabilities at estimated fair value. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period. The derivative liabilities are generally estimated at the grant date of the warrants and at subsequent financial reporting dates. Changes in the estimated value of the derivative liabilities are recorded as gains or losses in our condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2016, we reported a gain on change in derivative liabilities of $12,991. We did not report a gain or loss on change in derivative liabilities for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had an accumulated deficit of $222,469. Primarily because of our history of operating losses and our recording of significant derivative liabilities, we have a working capital deficiency of $26,290 at March 31, 2016. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2016, we had cash of $13,283. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,369 for the three months ended March 31, 2016.

During the three months ended March 31, 2016, we incurred new debt of $19,000 and in April 2016 incurred new debt of $500 to fund our operations. In addition, during the year ended December 31, 2015, we incurred significant new debt and completed multiple equity transactions to fund the acquisition of the Nutricap customer relationships and the Organic Holdings acquisition and to provide working capital. We also assumed certain liabilities in the acquisitions. In addition, we have recorded significant derivative liabilities associated with certain warrants issued with these new debt agreements, modified debt agreements and the issuance of shares of our common stock. As a result, our total indebtedness increased from $86,471 at December 31, 2015 to $92,639 at March 31, 2016. Included in this total indebtedness at March 31, 2016 is a non-cash derivative liability of $18,126.

The following is a discussion of debt financings completed to date in 2016. Please see Notes 6, 7 and 10 in the Notes to Condensed Consolidated Financial Statements included in this Report for expanded disclosure, including principal balances outstanding and terms of warrants issued in connection with the debt financings, and the number of common shares and terms of warrants issued in connection with the equity financings.

Debt Financings

On January 28, 2016, Golisano Holdings LLC (“Golisano LLC”) lent the Company $2,500 pursuant to an Unsecured Promissory Note (the “Golisano Note”). The Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Golisano Warrant”). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano Note).

On January 28, 2016, GREAT HARBOR CAPITAL, LLC (“GH”) lent the Company $2,500 pursuant to an Unsecured Promissory Note (the “GH Note”). The GH Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the GH Note is payable in 24 monthly installments of $104 commencing on February 28, 2017. The GH Note provides that the Company issue into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “GH Warrant”). The GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the GH Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the GH Note).

On March 21, 2016, Golisano LLC lent the Company $7,000 pursuant to an Unsecured Promissory Note (the “Second Golisano Note”). The Second Golisano Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Golisano Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Golisano Warrant”). The Second Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Second Golisano Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Golisano Note).

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

On April 5, 2016, JL-US lent the Company $500 pursuant to an Unsecured Promissory Note (the “JL-US Note”). The JL-US Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the JL-US Note is payable in 24 monthly installments of $21 commencing on April 21, 2017. The JL-US Note provides that the Company issue into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). The Company has reserved 227,273 shares of its common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4,369 for the three months ended March 31, 2016 as a result of our net income of $1,319, non-cash expenses totaling $6,361, decreases in accounts receivable of $253, inventories of $1,171 and an increase in accrued expenses and other current liabilities of $1,460, offset by a non-cash gain of $12,991, increases in prepaid and other current assets of $931 and other assets of $20 and a decrease in accounts payable of $991.

By comparison, net cash provided by operating activities was $926 for the three months ended March 31, 2015 as a result of our net loss of $5,610, increases in accounts receivable of $4,080 and other assets of $37, and a decrease in checks written in excess of cash of $408, offset by non-cash expenses totaling $1,179, decreases in inventories of $2,146 and prepaid expenses and other current assets of $242, and increases in accounts payable of $6,633 and accrued expenses and other current liabilities of $861.

Net cash used in investing activities for the three months ended March 31, 2016 was $37, consisting of the purchase of property and equipment of $37.

Net cash used in investing activities for the three months ended March 31, 2015 was $7,211, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,455, partially offset by a change in restricted cash of $370.

Net cash provided by financing activities was $16,449 for the three months ended March 31, 2016, consisting of proceeds from the exercise of warrants of $1, proceeds from the issuance of debt of $19,000 and a decrease in security deposits of $19, partially offset by repayment of debt of $2,571.

Net cash provided by financing activities was $6,766 for the three months ended March 31, 2015, consisting of proceeds from the issuance of debt of $8,867 and a decrease in security deposits of $19, partially offset by repayment of debt of $1,579 and payment of debt discount of $541.

Ongoing Funding Requirements

As set forth above, the Company obtained $19,500 in debt financing to date in 2016 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our management concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2016.

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

Based on its assessment, our management concluded that, as of March 31, 2016, the design of our system of internal control over financial reporting was not effective due to the deficiencies identified. However, management believes that the identified weaknesses have not affected our ability to present financial statements in compliance with generally accepted accounting principles (“GAAP”) in this Form 10-Q. During the quarterly financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Work closely with independent internal control consultants to help improve the overall design of our system of internal control over financial reporting and promptly remediate any weaknesses that may arise during next year’s operations.

Continue to evaluate control procedures on an ongoing basis and, where possible, modify those control procedures to improve oversight.

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 14, 2016.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month 3 ended March 31, 2016	38,111,112	(1)	$0.01	-	-

Total	38,111,112		$0.01	-	-

(1) In March 2016, the Company purchased an aggregate of 2,559,388 shares of its common stock from four former employees for total cash consideration of $255.94, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employees under the Twinlab Consolidation Corporation 2013 Stock Incentive Plan. In March 2016, the Company purchased 35,551,724 shares of its common stock from its former President and Chief Executive Officer for total consideration of $500,000.00 pursuant to a Separation and Release Agreement. The shares have been placed in treasury.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: May 16, 2016	By:	/s/ William E. Stevens
William E. Stevens
Chief Financial Officer and Treasurer

