Form 10-Q
period 2016-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2016-08-12
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(561) 443-5301

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on August 12, 2016 was 250,806,152 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2016	December 31, 2015

ASSETS

Current assets:
Cash	$5,952	$1,240
Accounts receivable, net of allowance of $2,558 and $1,494, respectively	8,334	7,880
Inventories, net	13,863	13,727
Prepaid expenses and other current assets	2,694	1,657
Total current assets	30,843	24,504

Property and equipment, net	3,489	3,712
Intangible assets, net	31,310	32,411
Goodwill	24,098	24,098
Other assets	1,351	1,475

	$91,091	$86,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$13,238	$16,753
Accrued expenses and other current liabilities	11,483	5,312
Derivative liabilities	17,053	33,091
Notes payable and current portion of long-term debt, net of discount of $605 and $751, respectively	21,491	16,564
Total current liabilities	63,265	71,720

Long-term liabilities:
Deferred gain on sale of assets	1,808	1,890
Notes payable and long-term debt, net of current portion and discount of $6,396 and $7,378, respectively	26,839	12,861
Total long-term liabilities	28,647	14,751

Total liabilities	91,912	86,471

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 384,730,078 and 382,210,052 shares issued, respectively	385	382
Additional paid-in capital	225,496	223,165
Stock subscriptions receivable	(30)	(30)
Treasury stock, 133,923,926 and 86,505,916 shares at cost, respectively	(500)	-
Accumulated deficit	(226,172)	(223,788)
Total stockholders’ deficit	(821)	(271)

	$91,091	$86,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$22,222	$21,586	$42,839	$43,658
Cost of sales	16,247	18,237	33,442	36,697

Gross profit	5,975	3,349	9,397	6,961

Operating expenses:
Selling, general and administrative expenses	8,567	7,462	18,489	14,954
Loss on stock purchase guarantee	-	-	3,210	-

Total operating expenses	8,567	7,462	21,699	14,954

Loss from operations	(2,592)	(4,113)	(12,302)	(7,993)

Other income (expense):
Interest expense, net	(2,147)	(1,983)	(4,107)	(3,714)
Gain (loss) on change in derivative liabilities	1,072	(10,356)	14,063	(10,356)
Other income (expense), net	(23)	14	(21)	16

Total other income (expense)	(1,098)	(12,325)	9,935	(14,054)

Loss before income taxes	(3,690)	(16,438)	(2,367)	(22,047)
Provision for income taxes	(13)	-	(17)	(1)

Net loss	(3,703)	(16,438)	(2,384)	(22,048)

Other comprehensive gain – unrealized gain on marketable securities	-	19	-	47

Total comprehensive loss	$(3,703)	$(16,419)	$(2,384)	$(22,001)

Weighted average number of common shares outstanding – basic and diluted	250,762,072	222,185,591	271,783,852	221,098,833

Loss per common share – basic and diluted	$(0.01)	$(0.07)	$(0.01)	$(0.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,384)	$(22,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,352	543
Amortization of debt discount	1,129	998
Stock-based compensation	358	579
Provision for obsolete inventory	816	262
Provision for losses on accounts receivable	1,064	(73)
Loss on stock purchase price guarantee	3,210	-
(Gain) loss on change in derivative liabilities	(14,063)	10,356
Loss on disposition of property and equipment	-	1
Non-cash interest expense	-	1,592
Changes in operating assets and liabilities:
Accounts receivable	(1,518)	(2,441)
Inventories	(952)	6,101
Prepaid expenses and other current assets	(1,037)	(594)
Other assets	97	(76)
Checks written in excess of cash	-	(393)
Accounts payable	(3,515)	5,995
Accrued expenses and other current liabilities	2,461	687

Net cash provided by (used in) operating activities	(12,982)	1,489

Cash flows from investing activities:
Purchase of property and equipment	(110)	(1,662)
Cash paid in acquisition	-	(6,126)
Change in restricted cash	-	370

Net cash used in investing activities	(110)	(7,418)

Cash flows from financing activities:
Proceeds from the exercise of warrants	1	500
Proceeds from the issuance of common stock	-	2,500
Proceeds from the issuance of debt	19,500	7,000
Repayment of debt	(2,479)	(2,210)
Net change in revolving credit facility	755	(270)
Decrease in security deposits	27	38
Payment of debt issuance costs	-	(640)

Net cash provided by financing activities	17,804	6,918

Net increase in cash	4,712	989
Cash at the beginning of the period	1,240	437

Cash at the end of the period	$5,952	$1,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Six Months Ended June 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,094	$1,866
Cash paid for income taxes	27	11

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain on marketable securities	$-	$47
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	-	3,978
Liabilities assumed	-	1,874
Other assets	-	350
Assets acquired:
Intangible assets	-	3,510
Goodwill	-	2,692
Decrease in derivative liabilities and increase in additional paid-in capital on exercise of warrants	1,975	-
Issuance of other liability for purchase of treasury shares	500	-
Other assets transferred to debt discount	-	364
Issuance of warrants for debt discount	-	4,154
Issuance of warrants for derivative liabilities	-	23,027
Issuance of common stock for repayment of debt	-	3,419
Issuance of warrants for prepaid expenses and other current assets	-	26
Issuance of notes payable for accounts payable	-	540

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

Significant Concentration of Credit Risk

Sales to the Company’s top three customers aggregated to approximately 26% and 31% of total sales for the three months ended June 30, 2016 and 2015, respectively, and approximately 26% and 36% of total sales for the six months ended June 30, 2016 and 2015, respectively. Sales to one of those customers were approximately 9% and 19% of total sales for the three months ended June 30, 2016 and 2015, respectively, and approximately 10% and 25% of total sales for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable from these customers were approximately 35% and 24% of total accounts receivable as of June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$17,053	$-	$-	$17,053

December 31, 2015	Total	Level 1	Level 2	Level 3

Derivative liabilities	$33,091	$-	$-	$33,091

Net Income (Loss) per Common Share

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of 23,098,512 total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

For the three months and six months ended June 30, 2016 and 2015, the diluted weighted average number of shares is the same as the basic weighted average number of shares as the inclusion of any common stock equivalents would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since its formation, the Company has generated losses from operations. At June 30, 2016, the Company had an accumulated deficit of $226,172. These losses were associated with start-up activities and brand infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to working capital limitations, delayed product introductions and postponed marketing activities, restructuring costs and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $32,422 at June 30, 2016. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the six months ended June 30, 2016, the Company obtained debt funding totaling $19,500 to fund current operations. In addition, in July 2016, the Company entered into promissory note agreements with two of its lenders whereby pursuant to draw requests made by the Company, the lenders may loan the Company up to an aggregate maximum principal amount of $9,540. See Note 10. In July and August 2016, the Company requested draws under the promissory notes in the aggregate principal amount of $3,724. However, the Company believes that it may need additional capital to execute its business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	June 30, 2016	December 31, 2015

Raw materials	$5,330	$4,625
Work in process	2,530	1,130
Finished goods	8,931	10,084

	16,791	15,839
Reserve for obsolete inventory	(2,928)	(2,112)

	$13,863	$13,727

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30, 2016	December 31, 2015

Machinery and equipment	$11,022	$10,997
Computers and other	8,475	7,106
Aquifer	482	482
Leasehold improvements	1,518	1,518
Construction-in-progress	7	1,291

	21,504	21,394
Accumulated depreciation and amortization	(18,015)	(17,682)

	$3,489	$3,712

Assets held under capital leases are included in machinery and equipment and amounted to $1,392 and $1,737 as of June 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense totaled $162 and $123 for the three months ended June 30, 2016 and 2015, respectively, and totaled $346 and $244 for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30, 2016	December 31, 2015

Trademarks	$18,066	$18,066
Customer relationships	19,110	19,110
Other	753	753

	37,929	37,929
Accumulated amortization	(6,619)	(5,518)

	$31,310	$32,411

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $582 and $225 for the three months ended June 30, 2016 and 2015, respectively, and was $1,088 and $380 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	June 30, 2016	December 31, 2015

Related-Party Debt: Note payable to Little Harbor, LLC, a related party, unsecured, with an imputed interest rate of 16.2%, maturing July 25, 2017	$6,615	$6,615

Related-Party Debt: Note payable to GREAT HARBOR CAPITAL, LLC, a related party, unsecured, with an interest rate of 8.5%, maturing January 28, 2019	2,500	-

Related-Party Debt: Note payable to GREAT HARBOR CAPITAL, LLC, a related party, unsecured, with an interest rate of 8.5%, maturing March 21, 2019	7,000	-

Related-Party Debt: Note payable to Golisano Holdings LLC, a related party, unsecured, with an interest rate of 8.5%, maturing January 28, 2019	2,500	-

Related-Party Debt: Note payable to Golisano Holdings LLC, a related party, unsecured, with an interest rate of 8.5%, maturing March 21, 2019	7,000	-

Senior Credit Facility: Revolving $15,000 asset-based credit facility payable to Midcap Funding X Trust, with an interest rate equal to LIBOR plus 5% and expiring on January 22, 2018, net of discount of $439 and $586, respectively	10,164	9,263

Notes Payable: Notes payable to Penta Mezzanine SBIC Fund I, L.P., with an interest rate of 12%, maturing in November 2019, net of discount of $2,947 and $3,389, respectively	7,053	6,612

Note Payable: Note payable to JL-BBNC Mezz Utah, LLC, with an interest rate of 12%, maturing in February 2020, net of discount of $3,201 and $3,658, respectively	1,799	1,342

Note Payable: Note payable to JL-Utah Sub, LLC, with an interest rate of 8.5%, maturing in March 2019	500	-

Vendor Term Notes: Unsecured loans payable to vendors with interest rates ranging from 5% to 7.5% and maturity dates of April 21, April 29, and June 15, 2016	119	1,475

Capital Lease Obligations: Capital leases with interest rates ranging from 10.25% to 10.50% and maturity dates ranging from October 2016 to July 2017, secured by certain manufacturing equipment, net of discount of $414 and $496, respectively	3,080	3,868

Note Payable: Unsecured note payable issued in connection with the Nutricap asset acquisition, repaid in 2016	-	250

Total	48,330	29,425
Less current portion	(21,491)	(16,564)

Long-term debt	$26,839	$12,861

Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, the Company is obligated pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. Pursuant to a stock purchase agreement with Little Harbor in June 2015, the Company issued shares of its common stock in lieu of $2,500 worth of periodic payments due under this agreement. See Note 10 for additional financing provided by Little Harbor subsequent to June 30, 2016 that further reduced the amount due under this agreement.

GREAT HARBOR CAPITAL, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with GREAT HARBOR CAPITAL, LLC (“GH”), an affiliate of a member of the Company’s Board of Directors, GH lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued a warrant into escrow in connection with this loan. (see Note 7 below).

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued a warrant into escrow in connection with this loan. (see Note 7 below).

Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano Holdings LLC (“Golisano LLC”), an affiliate of a member of the Company’s Board of Directors, Golisano LLC lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued a warrant into escrow in connection with this loan. (see Note 7 below).

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued a warrant into escrow in connection with this loan. (see Note 7 below).

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

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”). This note matures on November 13, 2019 with payments of principal due on a quarterly basis from November 13, 2017 in installments of $90 per quarter and increasing to $130 per quarter. Interest at an original rate of 12% is payable monthly commencing on February 28, 2015. The Company issued warrants in connection with this loan (see Note 7 below).

Pursuant to a June 2015 stock purchase agreement with Penta, the Company issued shares of its common stock in lieu of $613 worth of interest payments due under these agreements.

JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. Interest is payable monthly from February 2, 2015. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The Company issued warrants in connection with this loan (see Note 7 below). Pursuant to a June 2015 stock purchase agreement with JL, the Company issued shares of its common stock in lieu of $307 worth of interest payments due under this agreement.

JL-Utah Sub, LLC

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

Nutricap Asset Acquisition Notes

The short-term notes payable issued in the Nutricap asset acquisition included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note in the original principal amount of $2,750, representing the original principal amount of the first promissory note of $2,500 plus a late fee of $250. This note was repaid in January 2016 and the second promissory note was repaid in February 2016.

Essex Leases

On June 30, 2015, Twinlab entered into a bill of sale with Essex Capital Corporation, a California corporation (“Essex”), a related party, pursuant to which Twinlab sold certain machinery and equipment associated with Twinlab’s manufacturing operations in American Fork, Utah to Essex for an aggregate purchase price of $2,900. On the same date, Twinlab leased the same machinery and equipment back from Essex, pursuant to two 36-month commercial lease agreements requiring monthly lease payments by Twinlab of $89 and $5, respectively.

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

Certain of the foregoing debt agreements, as amended, require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. The Company amended its debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As so amended, no financial covenant calculations are required as of June 30, 2016. The Company’s first financial covenant calculations under these debt agreements, as amended, are to be performed as of September 30, 2016.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

A summary of the status of the warrants issued by the Company as of June 30, 2016, and changes during the six months then ended, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	28,286,507	$0.53

Granted	-	$-
Canceled / Expired	(4,000,000)	$0.76
Exercised	(1,187,995)	$0.00

Outstanding, June 30, 2016	23,098,512	$0.52

Capstone Warrants

In May 2015, the Company and Capstone Financial Group, Inc. (“Capstone”) entered into an amendment to a previously issued Series B Warrant, with the following warrants outstanding as of June 30, 2016: Tranche 3 consisting of 6,000,000 shares exercisable at $0.76 per share through July 31, 2016 and Tranche 4 consisting of 6,000,000 shares exercisable at $0.76 per share through November 30, 2016. Tranche 2 warrants for 4,000,000 shares expired March 31, 2016 and Tranche 3 warrants for 6,000,000 shares expired on July 31, 2016 (Note 10).

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

JL Warrants

In connection with the January 22, 2015 note payable to JL, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, the Company also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the six months ended June 30, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of $0.

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

Essex Warrants

In connection with the guarantee of a note payable issued in the Nutricap asset acquisition and equipment financing by Essex discussed in Note 6, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of the Company’s assets or property. Essex subsequently assigned warrants for 350,649 shares to another company.

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

The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant.

On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.

During the six months ended June 30, 2016, the Golisano Warrant was cancelled in part for 1,714,286 shares pursuant to the cancellation of a portion of the Outstanding Warrants.

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

JL-US Warrants

In connection with an April 5, 2016 Unsecured Promissory Note, the Company issued into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). The Company has reserved 227,273 shares of its common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022. The JL-US Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if the Company’s audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded these warrants as derivative liabilities due to the variable terms of the warrant agreements. Accordingly, the Company has estimated the total fair value of the derivative liabilities at $17,053 as of June 30, 2016.

During the six months ended June 30, 2016, the Company had the following activity in its derivative liabilities account:

Derivative liabilities at December 31, 2015	$33,091
Exercise of warrants	(1,975)
Gain on change in fair value of derivative liabilities	(14,063)

Derivative liabilities at June 30, 2016	$17,053

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted Restricted Stock Units to certain employees of the Company pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods. During the six months ended June 30, 2016, a total of 822,890 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of June 30, 2016, 11,043,396 shares remain available for use in the TCC Plan.

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

Treasury Stock

In March 2016, the Company purchased an aggregate of 38,111,112 shares of its common stock from former employees. These repurchases included (a) the purchase of 2,559,388 unvested restricted shares previously acquired by employees under the TCC Plan for total cash consideration of $1 (equal to the employees’ original purchase price), and (b) the purchase, as referenced immediately above, of 35,551,724 shares from Thomas A. Tolworthy for total cash consideration of $500. In addition, and as referenced immediately above, Mr. Tolworthy surrendered 9,306,898 shares to the Company during the six months ended June 30, 2016 pursuant to contractual agreements between him and the Company. All such repurchased and surrendered shares, amounting to 47,418,010 shares, have been placed in treasury.

Warrant Exercises

As discussed in Note 7, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. These warrants were ultimately assigned to two individuals. On February 4, 2016, one individual exercised warrants to acquire a total of 930,538 shares of the Company’s common stock for an aggregate purchase price of $0. On February 4, 2016, another individual exercised warrants to acquire a total of 257,457 shares of the Company’s common stock for an aggregate purchase price of $0.

As discussed in Note 7, warrants were exercised for a total of 1,697,136 shares of the Company’s common stock for an aggregate purchase price of $1, including the warrant exercises discussed in the paragraph above and warrants exercised by Golisano LLC for a total of 509,141 shares of the Company’s common stock.

Stock Subscription Receivable

At June 30, 2016, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%. On August 6, 2016, the 18-month anniversary of the closing of the share purchase, the Company must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on a valuation performed during the six months ended June 30, 2016, the Company estimated the total loss on the stock purchase price guarantee and recorded a liability included in accrued expenses and other current liabilities at June 30, 2016 of $3,210. The Company has obtained an extension of the effective date of the valuation true-up through August 20, 2016.

NOTE 10 – SUBSEQUENT EVENTS

Golisano LLC July 2016 Note

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity.

Effective July 21, 2016 and August 1, 2016, the Company requested, and Golisano LLC approved, draws under the Golisano LLC July 2016 Note in the original principal amounts of $1,135 and $727, respectively.

The Golisano LLC July 2016 Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano LLC July 2016 Warrant”).

The Golisano LLC July 2016 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note).

The Company has reserved 2,168,178 shares of common stock for issuance under the Golisano LLC July 2016 Warrant. The Golisano LLC July 2016 Warrant, if exercisable, expires on July 21, 2022.

The Golisano LLC July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

The Company and Golisano LLC previously entered into a Registration Rights Agreement, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the Golisano LLC July 2016 Warrant are also entitled to the benefits of the Registration Rights Agreement.

Little Harbor July 2016 Note

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Little Harbor July 2016 Note”). The Little Harbor July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Little Harbor July 2016 Note is payable at maturity.

The Company’s subsidiary, THI, is a party to that certain Debt Repayment Agreement, dated July 31, 2014 (the “Repayment Agreement”), pursuant to which THI is required to make certain monthly payments to Little Harbor. If Little Harbor, in its discretion, accepts a draw request made by the Company under the Little Harbor July 2016 Note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any Monthly Delayed Draw Loan (as defined in the Little Harbor July 2016 Note) drawn by the Company pursuant to and subject to the terms of the Little Harbor July 2016 Note in lieu and in complete satisfaction of the obligation of THI to make an equivalent dollar amount of periodic cash payments otherwise due Little Harbor under the Repayment Agreement.

Effective July 21, 2016 and August 1, 2016, the Company requested draws under the Little Harbor July 2016 Note in the original principal amounts of $1,135 and $727, respectively. Little Harbor approved the Company’s draw requests and, in accordance with the terms of the Little Harbor July 2016 Note, agreed to accept such principal as payment of an equivalent dollar amount under the Repayment Agreement.

The Little Harbor July 2016 Note provides that the Company issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of Common Stock at an exercise price of $.01 per share (the “Little Harbor July 2016 Warrant”).

The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Little Harbor July 2016 Note).

The Company has reserved 2,168,178 shares of Common Stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022.

The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of Common Stock issuable upon exercise of the Little Harbor July 2016 Warrant.

Warrant Expiration

Tranche 3 of the Capstone Warrants (Note 7) for 6,000,000 shares expired on July 31, 2016. Based on this expiration of Capstone Warrants, the Golisano Warrant reduced to 7,327,934 shares.

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

Our Operations

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. An integral part of our core business strategy has been to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. Following the successful acquisition of the Twinlab and Organic Holdings businesses and their premium brands referenced below, as well as the acquisition of the Nutricap book of contract manufacturing business, the Company is now primarily focused on completing the integration of these acquired assets and growing these businesses and brands to become industry leaders in the dietary supplement and natural product categories in which they compete.

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

We focused significantly in 2015 on successfully obtaining funding for and completing two acquisitions which form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services, into the Company’s subsidiary, NutraScience, on February 6, 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. Consequently, the results of our operations for the three months and six months ended June 30, 2016 generally will not be comparable to the results of our operations for the three months and six months ended June 30, 2015.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since its formation, the Company has generated losses from operations. At June 30, 2016, the Company had an accumulated deficit of $226,172. These losses were associated with start-up activities and brand infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to working capital limitations, delayed product introductions and postponed marketing activities, restructuring costs and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $32,422 at June 30, 2016. The Company also has significant debt due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the six months ended June 30, 2016, the Company obtained debt funding totaling $19,500 to fund current operations. In addition, in July 2016, the Company entered into promissory note agreements with two of its lenders whereby pursuant to draw requests made by the Company, the lenders may loan the Company up to an aggregate maximum principal amount of $9,540. In July and August 2016, the Company requested draws under the promissory notes in the aggregate principal amount of $3,724. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Accounts Receivable and Allowances

Accounts receivable are derived from distributors, health and natural food stores, mass market retailers, on-line retailers, and specialty stores. We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims, related to promotional items; customer discounts; shipping shortages and damages; and doubtful accounts based upon historical bad debt and claims experience. We sell predominately in the North American and European markets, with international sales transacted in U.S. Dollars.

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

Results of Operations

Net Sales

Our net sales increased $636, or approximately 3%, to $22,222 for the three months ended June 30, 2016 from $21,586 for the three months ended June 30, 2015. On a year-to-date basis, our net sales decreased $819, or approximately 2%, to $42,839 for the six months ended June 30, 2016 from $43,658 for the six months ended June 30, 2015. This year-to-date decrease in our net sales, which was partially offset by additional sales resulting from the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015 and the acquisition of Organic Holdings on October 5, 2015, resulted primarily because of our inability to process orders on a timely basis due to operating cash constraints, delayed product introductions and postponed marketing activities.

Gross Profit

Our gross profit increased $2,626, or approximately 78%, to $5,975 for the three months ended June 30, 2016 from $3,349 for the three months June 30, 2015, and increased $2,436, or approximately 35%, to $9,397 for the six months ended June 30, 2016 from $6,961 for the six months ended June 30, 2015. On a year-to-date basis, this increase in gross profit was primarily attributable to improved margins due to a strategic effort to eliminate low margin business in 2016 plus gross profit contributed by NutraScience and Organic Holdings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,105, or approximately 15%, to $8,567 for the three months ended June 30, 2016 from $7,462 for the three months ended June 30, 2015. On a year-to-date basis, our selling, general and administrative expenses increased $3,535, or approximately 24%, to $18,489 for the six months ended June 30, 2016 from $14,954 for the six months ended June 30, 2015. The increase in selling, general and administrative expenses resulted from the addition of Nutricap and Organic Holdings, partially offset by positive results from a reduction in force. On April 13, 2016, the Company performed a reduction in force to right-size the number of employees against the needs of current operations. A total of 58 employees were affected in this reduction of force. Estimated costs associated with this reduction in force were $650, including costs for retention agreements, severance agreements, paid time off and COBRA exposure.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, the Company must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on a valuation performed during the six months ended June 30, 2016, the Company estimated the total loss on the stock purchase price guarantee and recorded a liability included in accrued expenses and other current liabilities at June 30, 2016 of $3,210. The Company has obtained an extension of the effective date of the valuation true-up through August 20, 2016.

Interest Expense, Net

Our interest expense increased $164, or approximately 8%, to $2,147 for the three months ended June 30, 2016 from $1,983 for the three months ended June 30, 2015, and increased $393, or approximately 11%, to $4,107 for the six months ended June 30, 2016 from $3,714 for the six months ended June 30, 2015. The increase in interest expense is due primarily to interest on new debt incurred in 2015 to complete the Nutricap and Organic Holdings acquisitions and significant new debt incurred during the first six months of 2016, including the amortization of related debt discounts.

Gain on Change in Derivative Liabilities

We have issued warrants for the purchase of our common stock that, due to certain variable terms of the warrant agreements, are recorded as derivative liabilities at estimated fair value. The estimated value of the derivative liabilities is estimated using multiple inputs and assumptions, which are subject to management’s judgment and which could vary materially from period to period. The derivative liabilities are generally estimated at the grant date of the warrants and at subsequent financial reporting dates. Changes in the estimated value of the derivative liabilities are recorded as gains or losses in our condensed consolidated statements of comprehensive loss. During the three months ended June 30, 2016, we reported a gain on change in derivative liabilities of $1,072 and during the three months ended June 30, 2015, we reported a loss on change in derivative liabilities of $10,356. Similarly, on a year-to-date basis, we reported a gain on change in derivative liabilities of $14,063 during the six months ended June 30, 2016 compared to a loss on change in derivative liabilities of $10,356 during the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had an accumulated deficit of $226,172. Primarily because of our history of operating losses and our recording of significant derivative liabilities, we have a working capital deficiency of $32,422 at June 30, 2016. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of June 30, 2016, we had cash of $5,952. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $12,982 for the six months ended June 30, 2016.

During the six months ended June 30, 2016, we incurred new debt of $19,500 and in July and August 2016 incurred new debt totaling $3,724 to fund our operations. In addition, during the year ended December 31, 2015, we incurred significant new debt and completed multiple equity transactions to fund the acquisition of the Nutricap customer relationships and the Organic Holdings acquisition and to provide working capital. We also assumed certain liabilities in the acquisitions. In addition, we have recorded significant derivative liabilities associated with certain warrants issued with these new debt agreements, modified debt agreements and the issuance of shares of our common stock.

Our total indebtedness increased from $86,471 at December 31, 2015 to $91,512 at June 30, 2016. Substantially all of this increase in indebtedness resulted from new debt financings, partially offset by a reduction in our non-cash derivative liabilities, which decreased to $17,053 at June 30, 2016 from $33,091 at June 30, 2015.

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

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. Effective July 21, 2016 and August 1, 2016, the Company requested, and Golisano LLC approved, draws under the Golisano LLC July 2016 Note in the original principal amounts of $1,135 and $727, respectively. The Golisano LLC July 2016 Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano LLC July 2016 Warrant”). The Golisano LLC July 2016 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). The Company has reserved 2,168,178 shares of common stock for issuance under the Golisano LLC July 2016 Warrant. The Golisano LLC July 2016 Warrant, if exercisable, expires on July 21, 2022.

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, LLC (“Little Harbor”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Little Harbor July 2016 Note”). The Little Harbor July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Little Harbor July 2016 Note is payable at maturity.

The Company’s subsidiary, Twinlab Holdings, Inc. (“THI”), is a party to that certain Debt Repayment Agreement, dated July 31, 2014 (the “Repayment Agreement”), pursuant to which THI is required to make certain monthly payments to Little Harbor. If Little Harbor, in its discretion, accepts a draw request made by the Company under the Little Harbor July 2016 Note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any Monthly Delayed Draw Loan (as defined in the Little Harbor July 2016 Note) drawn by the Company pursuant to and subject to the terms of the Little Harbor July 2016 Note in lieu and in complete satisfaction of the obligation of THI to make an equivalent dollar amount of periodic cash payments otherwise due Little Harbor under the Repayment Agreement. Effective July 21, 2016 and August 1, 2016, the Company requested draws under the Little Harbor July 2016 Note in the original principal amounts of $1,135 and $727, respectively. Little Harbor approved the Company’s draw requests and, in accordance with the terms of the Little Harbor July 2016 Note, agreed to accept such principal as payment of an equivalent dollar amount under the Debt Repayment Agreement. The Little Harbor July 2016 Note provides that the Company issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of Common Stock at an exercise price of $.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Little Harbor July 2016 Note). The Company has reserved 2,168,178 shares of Common Stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $12,982 for the six months ended June 30, 2016 as a result of our net loss of $2,384, a non-cash gain of $14,063, increases in accounts receivable of $1,518, inventories of $952 and prepaid expenses and other current assets of $1,037 and a decrease in accounts payable of $3,515, partially offset by non-cash expenses totaling $7,929, a decrease in other assets of $97 and an increase in accrued expenses and other current liabilities of $2,461.

By comparison, net cash provided by operating activities was $1,489 for the six months ended June 30, 2015 as a result of our net loss of $22,048, a non-cash gain of $73, increases in accounts receivable of $2,441, prepaid expenses and other current assets of $594 and other assets of $76, and a decrease in checks written in excess of cash of $393, offset by non-cash expenses totaling $14,331, a decrease in inventories of $6,101, and increases in accounts payable of $5,995 and accrued expenses and other current liabilities of $687.

Net cash used in investing activities for the six months ended June 30, 2016 was $110, consisting of the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2015 was $7,418, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,662, partially offset by a change in restricted cash of $370.

Net cash provided by financing activities was $17,804 for the six months ended June 30, 2016, consisting of proceeds from the exercise of warrants of $1, proceeds from the issuance of debt of $20,255 and a decrease in security deposits of $27, partially offset by repayment of debt of $2,479.

Net cash provided by financing activities was $6,918 for the six months ended June 30, 2015, consisting of proceeds from the exercise of warrants of $500, proceeds from the issuance of common stock of $2,500, proceeds from the issuance of debt of $7,000 and a decrease in security deposits of $38, partially offset by repayment of debt of $2,480 and payment of debt discount of $640.

Ongoing Funding Requirements

As set forth above, the Company obtained $23,224 in debt financing to date in 2016 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our management concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Based on its assessment, our management concluded that, as of June 30, 2016, the design of our system of internal control over financial reporting was not effective due to the deficiencies identified. However, management believes that the identified weaknesses have not affected our ability to present financial statements in compliance with generally accepted accounting principles (“GAAP”) in this Form 10-Q. During the quarterly financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management plans and has initiated actions to implement a number of initiatives to address the ineffective design of the system of internal control over financial reporting, including but not limited to the following:

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 12, 2016	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: August 12, 2016	By:	/s/ William E. Stevens
William E. Stevens
Chief Financial Officer and Treasurer

