Form 10-Q
period 2016-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2016-11-14
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The number of shares of common stock, $0.001 par value, outstanding on November 14, 2016 was 250,671,933 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$3,045	$1,240
Accounts receivable, net of allowance of $2,219 and $1,494, respectively	9,906	7,880
Inventories, net	16,578	13,727
Prepaid expenses and other current assets	2,770	1,657
Total current assets	32,299	24,504

Property and equipment, net	3,265	3,712
Intangible assets, net	30,766	32,411
Goodwill	24,098	24,098
Other assets	1,412	1,475

Total assets	$91,840	$86,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,513	$16,753
Accrued expenses and other current liabilities	10,643	5,312
Derivative liabilities	2,988	33,091
Notes payable and current portion of long-term debt, net of discount of $2,451 and $751, respectively	8,874	16,564
Total current liabilities	34,018	71,720

Long-term liabilities:
Deferred gain on sale of assets	1,768	1,890
Notes payable and long-term debt, net of current portion and discount of $4,010 and $7,378, respectively	45,725	12,861
Total long-term liabilities	47,493	14,751

Total liabilities	81,511	86,471

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 384,730,078 and 382,210,052 shares issued, respectively	385	382
Additional paid-in capital	225,677	223,165
Stock subscriptions receivable	(30)	(30)
Treasury stock, 133,923,926 and 86,505,916 shares at cost, respectively	(500)	-
Accumulated deficit	(215,203)	(223,788)
Total stockholders’ equity (deficit)	10,329	(271)

Total liabilities and stockholders' equity	$91,840	$86,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$23,046	$16,557	$65,885	$60,215
Cost of sales	15,963	14,119	49,405	50,816

Gross profit	7,083	2,438	16,480	9,399

Operating expenses:
Selling, general and administrative expenses	7,760	6,224	26,249	21,178
Loss on stock purchase guarantee	-	-	3,210	-

Total operating expenses	7,760	6,224	29,459	21,178

Loss from operations	(677)	(3,786)	(12,979)	(11,779)

Other expense:
Interest expense, net	(2,423)	(1,566)	(6,530)	(5,280)
Gain (loss) on change in derivative liabilities	14,065	(4,167)	28,128	(14,523)
Other income (expense), net	3	412	(18)	428

Total other income (expense)	11,645	(5,321)	21,580	(19,375)

Income (loss) before income taxes	10,968	(9,107)	8,601	(31,154)
Provision for income taxes	-	-	(17)	(1)

Net income (loss)	10,968	(9,107)	8,584	(31,155)

Other comprehensive (loss) income – unrealized (loss) gain on marketable securities	-	(9)	-	38

Total comprehensive income (loss)	$10,968	$(9,116)	$8,584	$(31,117)

Weighted average number of common shares outstanding – basic	250,806,152	224,407,542	264,740,245	222,344,684

Net income (loss) per common share – basic	$0.04	$(0.04)	$0.03	$(0.14)

Weighted average number of common shares outstanding – diluted	258,565,687	224,407,542	275,633,914	222,344,684

Net income (loss) per common share – diluted	$0.04	$(0.04)	$0.03	$(0.14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,584	$(31,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,212	828
Amortization of debt discount as non-cash interest expense	2,717	3,135
Stock-based compensation	540	717
Provision for obsolete inventory	1,194	671
Provision for losses on accounts receivable	267	3
Loss on stock purchase price guarantee	3,210	-
(Gain) loss on change in derivative liabilities	(28,128)	14,523
Gain on the sale of intangible assets	-	(750)
Loss on disposition of property and equipment	-	340
Other non-cash items	(124)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,293)	(339)
Inventories	(4,044)	7,823
Prepaid expenses and other current assets	(1,113)	619
Other assets	63	(918)
Checks written in excess of cash	-	(708)
Accounts payable	(5,241)	3,459
Accrued expenses and other current liabilities	1,621	627

Net cash used in operating activities	(20,535)	(1,125)

Cash flows from investing activities:
Cash paid in acquisition	-	(6,126)
Purchase of property and equipment	(119)	(1,727)
Proceeds from the sale of assets	-	988
Change in restricted cash	-	370

Net cash used in investing activities	(119)	(6,495)

Cash flows from financing activities:
Proceeds from the exercise of warrants	1	6,066
Proceeds from the issuance of common stock	-	2,500
Proceeds from the issuance of debt	22,089	7,000
Repayment of debt	(2,973)	(4,007)
Net borrowings (repayments) revolving credit facility	3,342	(2,026)
Decrease in security deposits	-	56
Payment of debt issuance costs	-	(666)

Net cash provided by financing activities	22,459	8,923

Net increase in cash	1,805	1,303
Cash at the beginning of the period	1,240	437

Cash at the end of the period	$3,045	$1,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Nine Months Ended
	September 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,813	$2,533
Cash paid for income taxes	27	13

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Change in unrealized holding gain on marketable securities	$-	$38
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	-	3,978
Liabilities assumed	-	1,874
Other assets	-	350
Assets acquired:
Intangible assets	-	3,510
Goodwill	-	2,692
Decrease in derivative liabilities and increase in common stock and additional paid-in capital on exercise of warrants	1,975	-
Issuance of other liability for purchase of treasury shares	500	-
Repayment of short-term debt	(2,589)	-
Issuance of long-term debt	2,589	-
Other assets transferred to debt discount	-	364
Issuance of warrants for debt discount	-	5,924
Issuance of warrants for derivative liabilities	-	(1,918)
Issuance of common stock for repayment of debt	-	(2,227)
Issuance of warrants for prepaid expenses and other current assets	-	878
Issuance of notes payable for accounts payable	-	2,621
Issuance of put option for derivative liability	-	142

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

Nature of Operations

The Company is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand (including the Twinlab® Fuel family of sports nutrition products) and Reserveage™ nutrition brand ResVitale® brand name. We also manufacture and sell diet and energy products under the Metabolife® brand name and Re-Body® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

The Company also performs contract manufacturing services for private label products. The contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

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

The following table summarizes the financial instruments of the Company measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,988	$-	$-	$2,988

December 31, 2015	Total	Level 1	Level 2	Level 3

Derivative liabilities	$33,091	$-	$-	$33,091

Accounts Receivable and Allowances

The Company grants credit to customers and generally does not require collateral or other security. The Company performs credit evaluations of its customers and provides for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2016, total allowances amounted to $2,219, of which $375 was related to doubtful accounts. As of December 31, 2015, total allowance amounted to $1,494, of which $253 was related to doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the weighted average cost method, and are reduced by an estimated reserve for obsolete inventory.

Value of Warrants Issued With Debt

The Company estimates the grant date value of certain warrants issued with debt, using an outside professional valuation firm, which uses the Monte Carlo option lattice model. The Company records the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Derivative Liabilities

The Company has recorded certain warrants as derivative liabilities at estimated fair value, as determined based on the Company’s use of an outside professional valuation firm, due to the variable terms of the warrant agreements. The value of the derivative liabilities is generally estimated using the Monte Carlo option lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Deferred gain on sale of assets

The Company entered into a sale-leaseback arrangement relating to its office facilities in 2013. Under the terms of the arrangement, the Company sold an office building and surrounding land and then leased the property back under a 15-year operating lease. The Company recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, the Company recorded amortization of deferred gain as a reduction of rental expense of $41 for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization of $122. As of September 30, 2016 and December 31, 2015, unamortized deferred gain on sale of assets was $1,768 and $1,890, respectively.

Net Income (Loss) per Common Share

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted average number of shares outstanding - basic	250,806,152	224,407,542	264,740,245	222,344,684
Effect of dilutive securities	7,759,535	-	10,893,669	-

Weighted average number of shares outstanding - dilutive	258,565,687	224,407,542	275,633,914	222,344,684

Weighted average securities which are not included in the calculation of diluted net income (loss) per common share because conditions have not been met	9,319,960	29,628,612	1,391,389	29,628,612

Significant Concentration of Credit Risk

Sales to the Company’s top three customers aggregated to 25% and 37% of total sales for the three months ended September 30, 2016 and 2015, respectively, and 26% and 33% of total sales for the nine months ended September 30, 2016 and 2015, respectively. Sales to one of those customers were 11% and 18% of total sales for the three months ended September 30, 2016 and 2015, respectively, and 11% and 23% of total sales for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable from these customers were 39% and 30% of total accounts receivable as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since its formation, the Company has generated losses from operations. At September 30, 2016, the Company had an accumulated deficit of $215,203. These losses were associated with start-up activities and brand infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to working capital limitations, delayed product introductions and postponed marketing activities as well as restructuring costs and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on the Company’s debt, and the recording of significant derivative liabilities, the Company has a working capital deficiency of $1,719 at September 30, 2016. The Company also has $8,874 of debt, net of discount, due within the next 12 months. These continuing conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the nine months ended September 30, 2016, the Company obtained debt funding totaling $24,678 to fund current operations. Additionally, in connection with the July 2016 promissory note agreements with two of the Company’s related party lenders, the Company may make draw requests and the lenders may loan the Company up to an additional principal amount of $4,362. However, the Company believes that it may need additional capital to execute its business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	September 30,	December 31,
	2016	2015

Raw materials	$5,324	$4,625
Work in process	1,879	1,130
Finished goods	12,680	10,084
	19,883	15,839
Reserve for obsolete inventory	(3,305)	(2,112)
	$16,578	$13,727

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2016	2015

Machinery and equipment	$10,885	$10,997
Computers and other	8,619	7,106
Aquifer	482	482
Leasehold improvements	1,518	1,518
Construction-in-progress	10	1,291
	21,514	21,394
Accumulated depreciation and amortization	(18,249)	(17,682)
	$3,265	$3,712

Assets held under capital leases are included in machinery and equipment and amounted to $1,390 and $1,737 as of September 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization expense totaled $221 and $122 for the three months ended September 30, 2016 and 2015, respectively, and totaled $567 and $366 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30,	December 31,
	2016	2015

Trademarks	$18,066	$18,066
Customer relationships	19,110	19,110
Other	753	753
	37,929	37,929
Accumulated amortization	(7,163)	(5,518)
	$30,766	$32,411

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $557 and $204 for the three months ended September 30, 2016 and 2015, respectively, and was $1,645 and $584 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	September 30,	December 31,
	2016	2015

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $397 and $1,421 as of September 30, 2016 and December 31, 2015, respectively.	$5,051	$6,615
July 2016 note payable to Little Harbor, LLC	2,589	-
January 2016 note payable to GREAT HARBOR CAPITAL, LLC	2,500	-
March 2016 note payable to GREAT HARBOR CAPITAL, LLC	7,000	-
January 2016 note payable to Golisano Holdings LLC	2,500	-
March 2016 note payable to Golisano Holdings LLC	7,000	-
July 2016 note payable to Golisano Holdings LLC	2,589	-
November 2014 note payable to Penta Mezzanine SBIC Fund I, L.P., net of discount and unamortized loan fees in the aggregate of $2,508 and $3,117 as of September 30, 2016 and December 31, 2015, respectively	5,492	4,883
February 2015 note payable to Penta Mezzanine SBIC Fund I, L.P., net of discount and unamortized loan fees in the aggregate of $219 and $271 as of September 30, 2016 and December 31, 2015, respectively	1,781	1,729
Total related-party debt	36,502	13,227

Senior Credit Facility with Midcap, net of unamortized loan fees of $365 and $586 as of September 30, 2016 and December 31, 2015, respectively	12,825	9,263

Other Debt
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,972 and $3,658 as of September 30, 2016 and December 31, 2015, respectively	2,028	1,342
April 2016 note payable to JL-Utah Sub, LLC	500	-
Nutricap asset acquisition notes	-	250
Capital lease obligations	2,744	3,868
Unsecured loans payable to vendors with interest rates ranging from 5% to 7.5% and maturity dates of April 21, April 29, and June 15, 2016	-	1,475
Total other debt	5,272	6,935

Total debt	54,599	29,425
Less current portion	(8,874)	(16,564)
Long-term debt	$45,725	$12,861

Related-Party Debt

July 2014 Note Payable Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, the Company is obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matures on July 25, 2017. This note is non-interest bearing, accordingly, using an imputed interest rate of 16.2%, the Company recorded a note discount in July 2014, which is being amortized into interest expense based on the effective interest rate method over the term of the note.

July 2016 Note Payable Little Harbor, LLC

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation of THI to make an equivalent dollar amount of periodic cash payments otherwise due Little Harbor under the July 2014 note payable. During the three months ended September 30, 2016, the Company requested and Little Harbor LLC approved, draws totaling $2,589. The Company issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 7).

January 2016 Note Payable to GREAT HARBOR CAPITAL, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with GREAT HARBOR CAPITAL, LLC (“GH”), an affiliate of a member of the Company’s Board of Directors, GH lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

March 2016 Note Payable to GREAT HARBOR CAPITAL, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano Holdings LLC (“Golisano LLC”), an affiliate of a member of the Company’s Board of Directors, Golisano LLC lent the Company $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. The Company issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent the Company $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. The Company issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. The Company issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). During the three months ended September 30, 2016, the Company requested and Golisano LLC approved, draws totaling $2,589.

November 2014 Note Payable to Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”), an institutional investor. The Company (i) granted Penta a security interest in the Company’s assets and (ii) pledged the shares of its subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. The Company issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, the Company had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan.

February 2015 Note Payable to Penta Mezzanine SBIC Fund I, L.P.

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from the issuance of a note Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”). This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments starting of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. The Company issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, the Company had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans.

Senior Credit Facility

On January 22, 2015, the Company entered into a new three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on the Company’s accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, the Company and MidCap entered into an amendment to the Senior Credit Facility to increase it to $17,000. The Company (i) granted MidCap a first priority security interest in certain of its assets and (ii) pledged the shares of its subsidiaries as security for amounts owed under the credit facility. The Company is required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per annum and interest of LIBOR plus 5% per annum, which was 6.0% per annum as of September 30, 2016. The Company issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and being amortized into interest expense over the term of the Senior Credit Facility. Additionally, the Company had incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

Other Debt

January 2015 Note Payable to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition. The Company (i) granted JL a security interest in the Company’s assets, including real estate and (ii) pledged the shares of its subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. This note bears interest of 12% per annum, payable monthly. The Company issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and being amortized into interest expense over the term of these loans. Additionally, the Company had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans.

April 2016 Note Payable to JL-Utah Sub, LLC

On April 5, 2016, JL-Utah Sub, LLC (“JL-US”) lent the Company $500 pursuant to an unsecured promissory note (the “JL-US Note”). This note matures on March 21, 2019 with payments of principal due over 24 monthly installments of $21 commencing on April 21, 2017. This note bears interest of 8.5% per annum, payable monthly.

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

Capital Lease Obligations

The Company’s capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner is a director of the Company.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require the Company to meet certain affirmative and negative covenants, including maintenance of specified ratios. The Company amended its debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of September 30, 2016, management believes the Company is in compliance with its financial covenants for each debt agreement.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

A summary of the status of the warrants issued by the Company as of September 30, 2016, and changes during the nine months then ended, is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	40,409,296	$0.37
Granted	-	-
Canceled / Expired	(14,285,714)	0.53
Exercised	(1,697,136)	-
Outstanding, September 30, 2016	24,426,446	$0.31

Warrants Issued

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

JL Warrants

In connection with the January 22, 2015 note payable to JL, the Company issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, the Company also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the nine months ended September 30, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of $0.

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

Capstone Warrants

In May 2015, the Company and Capstone Financial Group, Inc. (“Capstone”) entered into an amendment to a previously issued Series B Warrant, with the following warrants outstanding as of September 30, 2016: Tranche 4 consisting of 6,000,000 shares exercisable at $0.76 per share through November 30, 2016. Tranche 2 warrants for 4,000,000 shares expired March 31, 2016 and Tranche 3 warrants for 6,000,000 shares expired on July 31, 2016. The Company and Capstone previously entered into a Registration Rights Agreement pursuant to which Capstone can require the Company to register the shares of common stock acquired upon exercise of the Series B Warrant at such time as the Company is eligible to register securities on a Registration Statement on Form S-3 and thereafter file additional registration statements if requested by Capstone on a quarterly basis. The Registration Agreement contains terms and conditions customary for the grant of registration rights.

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

Golisano Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, the Company issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of the Company’s issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. The Company has reserved 12,697,977 shares of its common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and the Company’s delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. The Company and Golisano LLC have entered into a Registration Rights Agreement, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the nine months ended September 30, 2016, the Golisano Warrant was cancelled in part for 4,285,714 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of September 30, 2016, the Company has reserved 7,327,934 shares of its common stock for issuance under the Golisano Warrant.

Warrants Issued Into Escrow

Golisano Escrow Warrants

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

In connection with the Golisano LLC July 2016 Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano LLC July 2016 Warrant”). The Golisano LLC July 2016 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). The Company has reserved 2,168,178 shares of common stock for issuance under the Golisano LLC July 2016 Warrant. The Golisano LLC July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano LLC July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

The Company and Golisano LLC previously entered into a Registration Rights Agreement, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

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

JL-US Escrow Warrant

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

Little Harbor Escrow Warrant

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if the Company’s adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. The Company has recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of comprehensive income (loss). As of September 30, 2016, the Company has estimated the total fair value of the derivative liabilities to be $2,988 as compared to $33,091 as of December 31, 2015. Accordingly, the Company recorded a gain on change in derivative liabilities of $14,065 and $28,128 for the three and nine months ended September 30, 2016, respectively. The Company had the following activity in its derivative liabilities account since December 31, 2015:

Nine Months Ended
September 30,
2016
Derivative liabilities at December 31, 2015	$33,091
Exercise of warrants	(1,975)
Gain on change in fair value of derivative liabilities	(28,128)
Derivative liabilities at September 30, 2016	$2,988

The value of the derivative liabilities is generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted Restricted Stock Units to certain employees of the Company pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods. During the nine months ended September 30, 2016, a total of 822,890 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of September 30, 2016, 6,878,520 shares remain available for use in the TCC Plan.

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

Treasury Stock

In March 2016, the Company purchased an aggregate of 38,111,112 shares of its common stock from former employees. These repurchases included (a) the purchase of 2,559,388 unvested restricted shares previously acquired by employees under the TCC Plan for total cash consideration of $1 (equal to the employees’ original purchase price), and (b) the purchase, as referenced immediately above, of 35,551,724 shares from Thomas A. Tolworthy for total cash consideration of $500. In addition, and as referenced immediately above, Mr. Tolworthy surrendered 9,306,898 shares to the Company during the nine months ended September 30, 2016 pursuant to contractual agreements between him and the Company. All such repurchased and surrendered shares, amounting to 47,418,010 shares, have been placed in treasury.

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

Stock Subscription Receivable and Loss on Stock Price Guarantee

At September 30, 2016, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, the Company must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 during the nine months ended September 30, 2016 and a corresponding liability for the same amount as of September 30, 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-Q, the Company has not yet paid the liability to the purchaser and the Company is negotiating with the purchaser on extending the payment date. The Company cannot provide any assurance that it will be successful in negotiating an extension of the payment date. If the Company is not successful, the purchaser may sue the company for breach of contract.

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

Our Operations

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® brand (including the Twinlab® Fuel family of sports nutrition products) and Reserveage™ nutrition brand ResVitale® brand name. We also manufacture and sell diet and energy products under the Metabolife® brand name and Re-Body® brand name, a line of products that promote joint health under the Trigosamine® brand name, and a full line of herbal teas under the Alvita® brand name. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

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

We focused significantly in 2015 on successfully obtaining funding for and completing two acquisitions which form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services, into our subsidiary, NutraScience, on February 6, 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. Consequently, the results of our operations for the three months and nine months ended September 30, 2016 generally will not be comparable to the results of our operations for the three months and nine months ended September 30, 2015.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since our formation, we have generated losses from operations. At September 30, 2016, we had an accumulated deficit of $215,203. These losses were associated with start-up activities and brand infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to working capital limitations, delayed product introductions and postponed marketing activities as well as restructuring costs and interest. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $1,719 at September 30, 2016. We also have significant debt due within the next 12 months. These continuing conditions raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the nine months ended September 30, 2016, we obtained debt funding totaling $24,678 to fund current operations. Additionally, in connection with the July 2016 promissory note agreements with two related-party lenders, pursuant to draw requests we made, the lenders may loan us up to an additional principal amount of $4,362. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Accounts Receivable and Allowances

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

Value of Warrants Issued with Debt

We estimate the grant date value of certain warrants issued with debt, using an outside professional valuation firm, which uses the Monte Carlo option lattice model. We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Derivative Liabilities

We have recorded certain warrants as derivative liabilities at estimated fair value, as determined based on our use of an outside professional valuation firm, due to the variable terms of the warrant agreements. The value of the derivative liabilities is generally estimated using Monte Carlo option lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Results of Operations

Net Sales

Our net sales increased $6,489, or 39%, to $23,046 for the three months ended September 30, 2016 from $16,557 for the three months ended September 30, 2015. On a year-to-date basis, our net sales increased $5,670, or 9%, to $65,885 for the nine months ended September 30, 2016 from $60,215 for the nine months ended September 30, 2015. The increases in our net sales for the three and nine months ended September 30, 2016 from the corresponding periods of 2015 reflect the acquisition of Organic Holdings on October 5, 2015 and the acquisition of the Nutricap customer relationships by NutraScience on February 6, 2015. Without the 2015 acquisitions, our net sales would have decreased for both the three and nine months ended September 30, 2016 due in part to operating cash constraints and the decision to exit certain low margin, private label contract manufacturing.

Gross Profit

Our gross profit increased $4,645, or 191%, to $7,083, for the three months ended September 30, 2016 from $2,438 for the three months September 30, 2015. On a year-to-date basis, our gross profit increased $7,081, or 75%, to $16,480 for the nine months ended September 30, 2016 from $9,399 for the nine months ended September 30, 2015. The increases in our gross profit for the three and nine months ended September 30, 2016 from the corresponding periods of 2015 reflect the gross profit contributed by our 2015 acquisitions. Without the 2015 acquisitions, our net gross profit for the three months ended September 30, 2016 as compared to the corresponding period of 2015 would still have increased primarily attributable to improved margins due to a strategic effort to eliminate low margin business in 2016. Without the 2015 acquisitions, our net gross profit for the nine months ended September 30, 2016 as compared to the corresponding period of 2015 would have decreased primarily because of decreased net sales as discussed above.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $1,536, or 25%, to $7,760 for the three months ended September 30, 2016 from $6,224 for the three months ended September 30, 2015. On a year-to-date basis, our selling, general and administrative expenses increased $5,071, or 24%, to $26,249 for the nine months ended September 30, 2016 from $21,178 for the nine months ended September 30, 2015. The increases in our selling, general and administrative expenses for the three and nine months ended September 30, 2016 from the corresponding periods of 2015 reflect incremental expenses from our 2015 acquisitions. Without the 2015 acquisitions, our selling, general and administrative expenses would have decreased primarily due to the Company’s reduction in force to right-size the number of employees against the needs of current operations on April 13, 2016.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we must pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the company’s common stock, we estimated the stock price guarantee payment to be $3,210. Accordingly, we recorded a loss on the stock purchase price guarantee of $3,210 during the nine months ended September 30, 2016 and a corresponding liability for the same amount as of September 30, 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-Q, we have not yet paid the liability to the purchaser and we are negotiating with the purchaser on further extending the payment date. We cannot provide any assurance that we will be successful in negotiating an extension of the payment date. If we are not successful, the purchaser may sue the company for breach of contract.

Interest Expense, Net

Our interest expense increased $857, or 55%, to $2,423 for the three months ended September 30, 2016 from $1,566 for the three months ended September 30, 2015. On a year-to-date basis, our interest expense increased $1,250, or 24%, to $6,530 for the nine months ended September 30, 2016 from $5,280 for the nine months ended September 30, 2015. The increase in interest expense is due primarily to interest on new debt incurred in 2015 to complete the Nutricap and Organic Holdings acquisitions and new debt incurred during the first nine months of 2016, including the amortization of related debt discounts.

Gain on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of comprehensive income (loss). During the three months and nine months ended September 30, 2016, we reported a gain on change in derivative liabilities of $14,065 and $28,128, respectively. During the three and nine months ended September 30, 2015, we reported a loss on change in derivative liabilities of $4,167 and $14,523, respectively.

Liquidity and Capital Resources

At September 30, 2016, we had an accumulated deficit of $215,203, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $1,719 at September 30, 2016. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of September 30, 2016, we had cash of $3,045. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $20,535 for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we incurred new debt of $24,678 and net increase in borrowings on our senior credit facility of $3,342 to fund our operations and debt repayment of $5,562.

Our total liabilities decreased by $4,960 from $86,471 at December 31, 2015 to $81,511 at September 30, 2016. This decrease in our total liabilities was primarily due to a decrease in our non-cash derivative liabilities of $30,103 and liabilities related to operations of $3,119, partially offset by an increase of $3,210 in liability on stock purchase guarantee and a net increase of $25,174 in debt, principally due to new debt financings obtained during the first nine months of 2016. For discussion of our debt financings completed to date during 2016, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $20,535 for the nine months ended September 30, 2016 as a result of our net income of $8,584, a non-cash gain on change in derivative liabilities of $28,128 as well as other non-cash expenses totaling $10,016 and an increase in net operating assets and liabilities of $11,007. By comparison, for the nine months ended September 30, 2015, net cash used in operating activities was $1,125 as a result of our net loss of $31,155, a non-cash loss on change in derivative liabilities of $14,523, a non-cash gain on sale of intangible of $750 as well as other non-cash expenses of $5,694 and a net decrease in net operating assets and liabilities of $10,563. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the nine months ended September 30, 2016 was $119, consisting of the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2015 was $6,495, consisting of cash paid in the Nutricap acquisition of $6,126 and the purchase of property and equipment of $1,727, partially offset by proceeds from the sale of assets of $988 and cash provided by change in restricted cash of $370.

Net cash provided by financing activities was $22,459 for the nine months ended September 30, 2016, primarily consisting of proceeds from the issuance of debt of $22,089, net borrowings of $3,342 under our revolving credit facilities, partially offset by repayment of debt of $2,973. Net cash provided by financing activities was $8,923 for the nine months ended September 30, 2015, primarily consisting of proceeds from the exercise of warrants of $6,066, proceeds from the issuance of common stock of $2,500, proceeds from the issuance of debt of $7,000, partially offset by repayment of debt of $4,007 and net repayments under our revolving credit facilities and payment of debt issuance costs of $666.

Ongoing Funding Requirements

As set forth above, we have obtained $24,678 in debt financing to date in 2016 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of September 30, 2016, we have total debt of $54,599, of which $36,502 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Effective February 6, 2013, we entered into an operating lease agreement for approximately 170,000 square feet of manufacturing, R&D, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah. The agreement expires in February 2028 and has a monthly base rent of $60, provided that commencing on the five-year anniversary date thereafter, the base rent shall be increased by 10% over the base rent for the preceding five-year period.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 for year 1 to $76 for year 12.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our management concluded that, as a result of material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016.

In performing this evaluation, management identified certain deficiencies relating to information technology general controls (including access to programs and data, program changes, data backups), segregation of duties, review and approval, and verification procedures.

Based on its assessment, our management concluded that, as of September 30, 2016, the design of our system of internal control over financial reporting was not effective due to the deficiencies identified. However, management believes that the identified weaknesses have not affected our ability to present financial statements in compliance with generally accepted accounting principles (“GAAP”) in this Form 10-Q. During the quarterly financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Continue to engage independent consultants to assist accounting staff with processing transactions.

We have already made various staff changes in 2016 in our finance and accounting department and we believe that these changes will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements, to properly apply all relevant accounting policies and to maintain optimal segregation of duties. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

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

Dennis Frisco v. Organics Management, LLC d/b/a Reserveage, Reserve Life Organics, LLC d/b/a Reserveage, Wal-Staf Services, Inc., and Wal-Staf Temporary Services, Inc., Case No: 01-2014-CA-000308 Div. J, in the Circuit Court of the Eighth Judicial Circuit in and for Alachua County, Florida. The plaintiff in this matter was hired by our subsidiary, Organics Management, LLC, on a temporary basis through a third-party temporary staffing service to assist with the hiring of sales people during a limited period of particularly high sales growth. As that period of unusual growth waned and services for hiring sales people were no longer necessary for the needs of the business, Organics Management ended plaintiff’s temporary staffing engagement. Plaintiff alleges that Organics Management (or one of its affiliates) in fact intended to hire him on a full-time basis and that their failure to do so was based on age and gender discrimination. We believe that plaintiff’s claims are without merit and are defending this case vigorously.

In re: Herbal Supplements Marketing and Sales Practice Litigation, MDL No. 2619, Case No. 1:15-cv-5070, U.S. District Court for the Northern District of Illinois. We are not a party to this matter, which joined in a multidistrict litigation a number of purported class actions arising from allegations raised by a state attorney general claiming that DNA barcoding testing conducted on behalf the attorney general indicated that certain herbal supplement products did not contain the herbal ingredients stated on the label. We do, however, pursuant to contractual obligations provide indemnity and defense with respect to certain of the claims in this litigation. The defendants in this litigation believe that the claims alleged by the plaintiffs are meritless and are defending this matter vigorously.

Amy Mathews v. Wal-Mart Stores, Inc. and Wal-Mart Stores Arkansas LLC, Case No. CV-2015-0294, in the Circuit Court of Independence County, Arkansas, Civil Division. This purported class action alleges a violation of the Arkansas Deceptive Trade Practices Act based on the same allegations of the state attorney general that serve as the basis for the claims in the Herbal Supplements multidistrict litigation referenced above, and seeks certification of a class of Arkansas residents purportedly impacted by the allegations. We are not a party to this litigation but provide indemnity and defense with respect to certain of the claims in this litigation.

Rite Aid Hdqrts. Corp v. Twinlab Corporation, Case No. 2016-05532, in the Cumberland Court of Common Please, Pennsylvania. The plaintiff in this matter alleges that we are in breach of contract related to the return of damaged, defective, outdated or discontinued goods, and further alleges that we are in breach of contract related to certain temporary price reductions or mark-downs of Twinlab products in Rite Aid Stores. We believe the plaintiff’s claims are without merit and are defending this case vigorously.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 14, 2016	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: November 14, 2016	By:	/s/ William E. Stevens
William E. Stevens
Chief Financial Officer and Treasurer

