Form 10-K
period 2016-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2017-03-31
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-55181

TWINLAB CONSOLIDATED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T-Rex Avenue, Suite 305 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 443-4301
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2016 was $26,826,344 (computed by reference to the average bid and asked price on such date).

The number of shares of common stock, $0.001 par value, outstanding on March 31, 2017 was 252,924,027 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

●	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

●	our ability to retain or hire key management personnel;

●	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

●	dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

●	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

●	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

●	competition in our industry;

●	regulatory developments in the United States and foreign countries;

●

consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

●	potential slow or negative growth in the vitamin, mineral and supplement market;

●	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

●	volatile conditions in the capital, credit and commodities markets and in the overall economy;

●	dependency on retail stores for sales;

●	the loss of significant customers;

●

compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determination by regulators anywhere in the world (including the banning of products) and, in particular, Food and Drug Administration Good Manufacturing Practices ("cGMP"), Dietary Supplement Health and Education Act of 1994 ("DSHEA"), Food Safety Modernization Act ("FSMA") and California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65") in the United States, the Natural Health Products Regulations in Canada, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

●	material product liability claims and product recalls;

●	our inability to obtain or renew insurance, or to manage insurance costs;

●	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

●	difficulty entering new international markets;

●	legal proceedings initiated by regulators in the U.S. or abroad;

●	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into the mainstream of our business;

●	loss of certain third-party suppliers;

●	the availability and pricing of raw materials;

●	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

●	increased competition and failure to compete effectively;

●	our inability to respond to changing consumer preferences;

●	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

●	work stoppages at our facilities;

●	increased raw material, utility and fuel costs;

●	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian Dollar and the Chinese Renminbi;

●	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

●	failure to maintain and/or upgrade our information technology systems;

●	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

●	failure to maintain effective controls over financial reporting;

●	other factors disclosed in this Report; and

●	other factors beyond our control.

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

Item 1.     Business.

(All amounts presented in this Form 10-K are in thousands, except share, per share amounts, number of employees, and square feet of office space)

General Development of Business

Twinlab Consolidated Holdings, Inc. (references to “we”, “our”, “us”, the “company”, or “TCH”) was incorporated on October 24, 2013 under the laws of the State of Nevada.

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly-owned subsidiary of TCH. Operational focus redirected to TCC, which through its operating subsidiaries developed, manufactured and marketed high-quality, science-based nutritional supplements, as well as to our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which in combination with the TCC operating businesses acquired in the Merger form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. ("NutraScience") on February 6, 2015, and the second was completed on October 5, 2015 with the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand.

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the "H&W Industry"). Since TCC's formation we have executed on this strategy in an effort to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

In August 2014, TCC acquired Idea Sphere Inc., a Michigan corporation ("Idea Sphere"), and its subsidiaries. Also in August 2014, the name of Idea Sphere was changed to Twinlab Holdings, Inc. (“THI”), which is a holding company that owns and operates Twinlab Corporation, Inc., manufacturer and marketer of high-quality, science-based nutritional supplements under a number of brand names.

THI was incorporated on April 10, 2001. In November 2005, THI completed the acquisition of Metabolife International, Inc. and its subsidiary Alpine Health Products, LLC. Through this acquisition, THI expanded its presence in the diet and energy category. In September 2006, THI acquired the assets of Cole Water Company, LLC ("Cole Water"), which owned an aquifer with a recharging spring of naturally calcium-enriched water. This transaction included the acquisition of real property at 51 Strawtown Pike, Peru, Indiana that holds the natural aquifer as well as a bottling facility. Cole Water has marketed calcium-enriched water under a number of brand names. In December 2013, THI discontinued operations of its water products line.

In November 2013, THI acquired certain assets of PatentHealth LLC, primarily the Trigosamine® brand, out of receivership, expanding THI's brand footprint to include the fast growing joint support category in the mass market and drugstore channels. In February 2015, TCC’s NutraScience Labs, Inc. acquired the customer relationships of Nutricap, a provider of nutritional supplement contract manufacturing services. In October 2015, TCC acquired all of the membership units of Organic Holdings, which, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including the award-winning Reserveage™ Nutrition brand. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories.

We maintain our principal executive offices at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida. TCC's wholly owned subsidiaries are THI, NutraScience, NutraScience Labs IP Corporation, and Organic Holdings. THI's wholly owned subsidiaries are Twinlab Corporation (sometimes referred to herein as "Twinlab"), which manufactures and markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. ("ISI"), which holds title to the intellectual property used in the manufacturing and marketing activities of Twinlab Corporation. Organic Holdings' wholly-owned operating subsidiaries are CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C., and Innovita Specialty Distribution LLC.

For convenience in this report, the terms "Company," "we" and "us" may be used to refer to Twinlab Consolidated Holdings, Inc. and/or its subsidiaries, except where indicated otherwise, and the term "TCC" may be used to refer to Twinlab Consolidation Corporation and/or its subsidiaries.

Business Overview

General

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these private label products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers. This strategy of procuring higher margin private label contract manufacturing business will enable us to leverage our manufacturing platform and over time, is believed to be another growth avenue for our Company.

Business Strategy

We target consumers searching for high quality nutritional supplements and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

The primary channel that offers this type of support to consumers in the United States has been the health and natural food channel ("HNF"). Our primary focus and strength has been and remains on this channel. This strategy has enabled us to benefit from the growth of the HNF channel. The HNF channel consists of approximately 35,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as The Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The HNF channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products.

We develop, manufacture, market and distribute a majority of our branded products, particularly for the Twinlab®, Alvita® and Metabolife® brands. We market our branded products through a combination of our own sales force and independent brokers dedicated to the HNF channel. We continue to seek out partners that have strong customer relationships, reach into our target channels and have taken action to realign our independent broker network to gain share. The key to the strength of our brands and market position is innovation, as we seek to be a market leader in the development of new and innovative products. We believe that we benefit from greater customer and product diversification than many of our competitors due to our research and development, manufacturing and sales and marketing capabilities.

We also believe that consumers seeking high quality products are also purchasing them through other channels, such as health care practitioners and direct to consumer channels and we continue to seek opportunities to reach our target consumers through these and additional channels.

An integral part of our business strategy has been to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial and operational synergies through increased scale and market penetration, as well as strengthened customer relationships. Our near-term focus is on harnessing the respective strengths of our existing businesses, while continuing to seek longer-term opportunities that will either strengthen our product offering, and/or expand our distribution and geographic reach.

Industry

According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $180.6 billion in retail sales in 2015. The Natural Products Market is comprised of the following submarkets (with estimated 2015 sales indicated): (i) personal care, $17.4 billion, (ii) natural and organic foods, $68.9 billion, (iii) functional foods, $55.5 billion and (iv) vitamins, minerals and supplements, $38.8 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"). Our business plan could include expansion into one or several of the other three channels of the Natural Products Market: natural and organic personal care, natural and organic foods, and functional foods.

The total retail VMS Market is highly fragmented with estimated sales of $38.8 billion in 2015, $36.7 billion in 2014 and $34.9 billion in 2013. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age.

Products

We primarily manufacture and market nutritional supplements. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs.

We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating our product assortment to focus on top selling, profitable products, (ii) engaging independent brokers to support sales across the US, (iii) creating performance and growth-based incentives for sales representatives, (iv) conducting cost savings initiatives to identify opportunities for improved margin, (v) reviewing competitive product pricing to make recommendations for market pricing alignment and (vi) completing product certifications to increase our competitive position. We believe our current portfolio of products resonates well with target consumers and retailers, and provides us with significant competitive differentiation.

Sales, Marketing and Promotion

Our marketing and sales efforts are directed to promote demand for our products by educating retailers, who in turn educate their customers, on the quality and attributes of our natural nutritional supplements and other products. Our branded products are sold globally and our primary market is the United States where our key sales channel is HNF. We believe that our products are attractive to HNF retailers due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and efficacy of our products and the availability of service, sales support and educational materials. We have developed numerous Internet sites (including www.alvita.com, www.metabolife.com, www.reserveage.com, www.resvitale.com, and www.twinlab.com) that provide information about our branded lines and the various products within each brand. We have included our Internet sites here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Report.

Sales

We employ a sales force dedicated to each of the individual channels in which we sell our products. The dynamics and buying patterns of the various channels require strategic initiatives and tactics. Our sales strategy includes several models that are applied to best serve the respective channels where our products are sold:

(i)

Direct sales representatives regularly visit each assigned customer in their respective areas to assist in the procurement of orders for products, provide related product sales assistance and introduce new products to buyers.

(ii)	In addition to our field representatives, we dedicate a skilled sales force that maintains communication with customers based on their purchasing history.
(iii)	We also engage an independent broker network, where we leverage their particular expertise and relationships with customers.
(iv)	Additionally, our products are sold through the sales force of distributors who carry select product lines.

Marketing and Promotion

TCC markets to consumers shopping through numerous retail channels and online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Health and Natural Foods (“HNF”)	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC) and retailers ranging from Whole Foods to small health food stores and their associated online platforms

Performance	Retailers and e-tailers that focus on sports nutrition (i.e., Max Muscle Sports Nutrition and Bodybuilding.com)

Food, Drug and Mass Market (“FDM”)	Retailers ranging from national and regional grocery to ‘big box’ stores (such as Target) and their associated online platforms

Direct to Consumer (“DTC”)	Television (QVC) and internet

International	Distributors found in the countries in which we currently do business

Internet	Online e-tailers ranging from Amazon to Vitacost, whose primary store is digital

Marketing Efforts by Brand

Reserveage™ Nutrition

Reserveage™ Nutrition uses consistent messaging to emphasize our use of premium and traceable ingredients that are backed by published clinical studies. The brand takes a 360 degree marketing approach to drive sales to our retail partners. The focus is to grow brand awareness and increase sales directed at both the retail community and our end consumers.

Marketing strategies for Reserveage™ Nutrition include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through product trial and 2) increase in-store education through dedicated brand ambassadors in strategic markets.

Marketing and promotional efforts for Reserveage™ Nutrition focus on both trade and consumer tactics:

Public Relations/Bloggers – Outreach to media and blogger influencers has resulted in features and reviews in online and print media channels. This channel is especially important in our beauty from within line of products, where online influencers can both positively or negatively affect the success of a product.

Sampling – Many products are immediately experiential either because of their taste or effect. We use samples and retail demo programs to allow for trial and education of our products. These are generally conducted in-store using our own brand ambassadors or third party representatives.

Retail Activation – Utilizing on-shelf promotional tactics, including coupons and associate engagement tools, to generate awareness and differentiate our brand.

Consumer and Trade Print Ads – Print advertising is coordinated with product introductions.

Digital/Social Activation - Target and retarget prospective consumers through search engine optimization, search engine marketing, and social media campaigns.

Re-Body®

Re-Body® products are science-backed dietary supplements and foods that help consumers achieve their weight-loss goals and maintain a healthy weight. The Re-Body® brand is primarily sold through the direct to consumer channel and QVC, a home shopping network.

ResVitale®

The ResVitale® brand of dietary supplements is marketed and sold exclusively to GNC. Marketing strategies for the ResVitale® brand include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through product trial and 2) increase in-store education through brand ambassadors in strategic markets.

Twinlab® Brand Vitamins

Twinlab® is a heritage brand of vitamins that has been in the market for over 49 years and carries a great deal of brand awareness amongst health and natural food consumers. Since Twinlab® is a distributed brand (shipping to certain major retailers, but also to nationwide distributors who resell to smaller retailers), we deliver training to distributor sales teams and participate in distributor and retailer shows designed to reach retailers and store managers.

Marketing strategies for Twinlab® include two main initiatives: 1) awareness and trial of key existing products and 2) awareness, trial and education for new products.

Marketing and promotional efforts for Twinlab® focus on both trade and consumer tactics:

Retailer Promotions – In-store promotional programs can drive consumer awareness when they are making purchase decisions. Manufacturer charge-backs, which deduct the cost of these programs from retailer product purchases, are created for retailers to support product features and promotions throughout the year. These programs are designed to incentivize the retailer to display products in secondary placement (multiple store locations) and often provide a discount to create excitement and deliver incremental savings in order to drive consumer purchases.

Coupons – Coupons are incorporated into different communication vehicles when appropriate to drive product trial use and create excitement.

Trade Shows – Retailer relations and new product launches are the main areas of focus during trade shows. Display and promotion of products at several industry trade shows annually is a key component of support for Twinlab®.

Twinlab® Fuel

Marketing and promotional efforts for Twinlab® Fuel focus on consumer tactics:

Promotions - Promotional activity, including branded gear, helps keep consumers interested in the brand dynamic.

International Marketing - Internationally, we partner with our top distributors who follow a similar strategy at a local level, helping to create awareness, interest and drive sales.

Social Media - Instagram and Facebook are mainstays for our digital strategy, with exploration into new “Live” options offered by each platform, allowing us to deepen our connection with our consumers.

Alvita® Teas

Started in 1922, Alvita® Teas is an herbal therapeutic tea line with a rich history and loyal customer base. The herb alfalfa, long known for its beneficial nutrients, was packaged in tea bags and sold to an emerging health food market. This product became known as Alvita®. Over 90 years later, Alvita® has become the oldest herbal tea brand. Today, Alvita® has more than 40 single ingredient high potency teas, each with distinct health benefits. Each tea is committed to third party certifications and offers the purity standards of Organic, Gluten-free, non-GMO, caffeine free and Kosher certifications.

Marketing tactics for Alvita® include retailer promotions, coupons and trade show participation.

NutraScience Labs, Inc.

NutraScience helps dietary supplement companies bring high-quality formulations to the market by delivering best-in-class, turnkey manufacturing, packaging design, and fulfillment services “under one roof”. Marketing activities for NutraScience Labs focuses on acquiring new customers through digital marketing and trade media.

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

We conduct R&D in our own facilities and also work with outside firms to perform testing and other aspects of R&D. We currently employ various professionals in R&D and quality control with expertise in, among other things, chemistry, microbiology and engineering. In addition, we retain the services of outside laboratories to validate our product standards and manufacturing protocols.

We spent approximately $1,266 and $1,577 for R&D for the fiscal years ended December 31, 2016 and 2015, respectively. The key to our strategy is innovation and we intend to continue to allocate the appropriate resources to ensure our products remain top of choice with consumers, retailers, and our strategic partners.

Our quality control and safety programs seek to ensure the safety and superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices (“cGMPs”). We have always had a focus on safety, quality, efficacy and compliance with law. Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity.

Significant Customers

Sales to our top three customers aggregated to approximately 27% and 23% of total consolidated sales in 2016 and 2015, respectively. Sales to one of those customers were approximately 12% and 15% of total sales in 2016 and 2015, respectively. Accounts receivable from these customers were approximately 29% and 24% of total accounts receivable as of December 31, 2016 and 2015, respectively. Our strategy remains to diversify our offerings and channels so as to lessen dependence upon any one customer or customers.

Manufacturing

We manufacture domestically in Utah, at which a significant majority of our Twinlab® and Alvita® branded products are manufactured, and also have certain of our products manufactured by highly qualified third-party providers located primarily in the U.S. and Canada. We have industry-standard manufacturing and production equipment in our 170,000 square foot facility in American Fork, Utah.

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

We also have numerous contract manufacturers geographically spread across the country. These contract manufacturers include softgel manufacturers, liquid manufacturers and other specialty manufacturers as and when needed. These contract manufacturers do business with us under both short and long term contracts depending on our needs. We do not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.). We believe that our manufacturing capabilities, coupled with our contract manufacturer partners, provides us with competitive advantages.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers, such as Bactolac Pharmaceutical, Inc. and Rasi Laboratories, Inc., are good. We have adopted dual sourcing for raw materials where available to mitigate the impact of raw materials shortages that happen from time to time.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by a number of federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture (“USDA”), Department of Labor Occupational Safety and Health Agency (“OSHA”), Department of Homeland Security Customs and Boarder Protection (“CBP”), Department of Transportation (“DOT”), and the Environmental Protection Agency (“EPA”), by various governmental agencies for the states and localities in which our products are sold, and by governmental agencies in countries outside the United States in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, cosmetics, and over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products. Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress, seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority.

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act (“FDCA”). Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" premarket notification to the FDA. New dietary ingredients, with exception, not marketed in the United States before October 15, 1994, are required to be submitted to the FDA at least seventy-five days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of structure function claims on product labels and in labeling, so long as those statements do not constitute disease claims and are truthful and sufficiently substantiated. Some of our products are also regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).

The FDA issued a Final Rule on GMPs (Good Manufacturing Practices) for dietary supplements in June 2007. The GMPs cover manufacturers, packagers, labelers, distributors, and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, these GMPs require identity testing on all incoming dietary ingredients, call for a "scientifically valid system" for ensuring finished products meet all specifications, include requirements related to process controls such as statistical sampling of finished batches for testing and requirements for written procedures and require extensive recordkeeping.

The Dietary Supplement and Nonprescription Drug Consumer Protection Act went into effect in December 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious).

The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the CPSC. Among other things, the CPSC/CPSIA impact on dietary supplements is principally in requirements for use of child resistant closures, performance validation of such closures, and requirements for packaging and labeling of iron-containing products. The CPSIA also requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

The FDA Food Safety Modernization Act ("FSMA"), enacted in January 2011, amended the FDCA to significantly enhance the FDA's authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include, but are not limited to, the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

Although dietary supplement facilities are exempt from preventive controls requirements, dietary ingredient facilities might not qualify for the exemption. FDA's proposed preventative controls regulations would require that facilities develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls.

California Proposition 65 (“Prop 65”) is particularly impactful and imposing among state regulations. Its impact on product formulations, testing, and labeling are extensive and significant. Because of national brand distribution, the impact of Prop 65 is far reaching. TCC has several Prop 65 consent agreements which afford compliance protections.

The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we often cooperate by providing information to distributors. In the case of Canada, TCC complies with Health Canada’s Natural Health Products Directorate (“NHPD”) with “site licensing” of the TCC manufacturing plant and registration of products.

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

Mass Market

Metabolife® is our primary focus in the Mass Market retail channel. It is possible that as an increasing numbers of companies (or brands) sell nutritional supplement products and other natural products in the mass market channels, such as Pharmavite (Nature Made), The Carlyle Group (Nature's Bounty), Reckitt Benckiser Group (Schiff), Hain Celestial and Church & Dwight, our mass market brands will be negatively impacted. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market channel, including Pfizer (Centrum) and Bayer (One-A-Day).

Performance

The performance channel is primarily made up of independent retailers that focus their product mix on performance products, as well as gyms, health clubs and other health and fitness locations that house small stores to cater to the needs of their clients. There is also a small vibrant market serviced by bicycle shops and other specialty sports equipment retailers, and even larger sporting goods stores, like Dick’s Sporting Goods, which are testing sports nutrition sets in their stores. The retail performance channel is supplied by a specialty distributor that focuses exclusively on this channel (Europa Sports Nutrition). In recent years the performance channel has become dominated by several online retailers (www.allstarhealth.com, www.bodybuilding.com, www.dpsnutrition.com, www.muscleandstrength.com, www.netrition.com, and www.supplementwarehouse.com) that have the advantage of broad selection and aggressive pricing.

Competition in this channel is intense. The character of the target customer makes the barriers to entry in sports nutrition extremely low as consumers look for the next great product that will help them optimize their workout. As a result, competition includes the somewhat large stable core brands (BSN, CytoSport, Five Star, Met-Rx, MHP, MRI, MusclePharm, Optimum Nutrition, Twinlab®, VPX, etc.) as well as a secondary level of innovative, small companies with niche products focused on this specific targeted customer.

Intellectual Property

We own numerous trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. Additionally, we hold several patents that have been registered with the United States Patent and Trademark Office and may file additional applications. We regard our trademarks, patents and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

We protect our legal rights concerning our intellectual property by appropriate legal action. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

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

Employees

As of March 31, 2017, we had 226 full-time employees and 3 part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows, prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our strategic initiatives and expectations for the future performance of our business, as well as other written or oral statements made from time to time by us, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Known and unknown risks, uncertainties, and other factors may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Regulatory, Product Liability and Insurance Risks

Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to similar regulatory bodies in all the countries in which we do business. Failure to comply with regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state's regulations. For example, in February 2015, the New York Attorney General issued cease and desist letters to several national retailers regarding certain herbal supplements and since that time both the New York Attorney General and other states Attorneys General have engaged in inquiries regarding the manufacture and sale of various supplements, and pursuant to such inquiries could seek to take actions against industry participants or amend applicable regulations in their State. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country.

Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

●	requirements for the reformulation of certain or all products to meet new standards,
●	the recall or discontinuance of certain or all products,
●	additional record keeping,
●	expanded documentation of the properties of certain or all products,
●	expanded or different labeling,
●	adverse event tracking and reporting, and
●	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

If we experience regulatory investigations or product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to regulatory investigations or product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A regulatory investigation or product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a regulatory investigation or product recall may require significant management attention. Regulatory investigations and product recalls may hurt the value of our brands and lead to decreased demand for our products. Regulatory investigations or product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Regulatory investigations or product recalls could also result in our incurring substantial costs, losing revenues and implementing a change in the design, manufacturing process or the indications for which our products may be used, each of which could harm our business.

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

As a manufacturer and a distributor of products for human consumption, we experience from time to time product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. Moreover, liability claims arising from a serious adverse event may in addition to increasing our costs through higher insurance premiums and deductibles, may make it more difficult to secure adequate insurance coverage in the future. In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. Because insurance is generally not available for such claims, these could have a material adverse effect on us. A product liability claim, regardless of its merit or ultimate outcome, could result in:

●	injury to our reputation,
●	decreased demand for our products,
●	diversion of management’s attention;
●	a change in the design, manufacturing process or the indications for which our marketed products may be used,
●	loss of revenue, and
●	an inability to commercialize product candidates.

We may be required to indemnify our contract manufacturing customers, the payment of which could have a material adverse effect on our business, financial condition and operating results.

We provide certain rights of indemnification to our contract manufacturing customers, one of whom has tendered to us the defense and indemnification of approximately forty putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. We have accepted such tenders subject to a reservation of various rights. We intend to vigorously defend these cases, but any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

We may experience Lanham Act claims by competitors, and litigation to prosecute such claims.

The Lanham Act empowers competitors to file suit regarding any promotional statements that the competitor believes to be false or misleading. If a competitor prevails, it could obtain monetary damages (including potentially treble damages and attorneys' fees). A court can also order corrective advertising, or even a product recall if the offending claims are found on the product's packaging and labeling. If we experience a Lanham Act claim filed against us, this could have a material adverse effect on us and on our products' reputation.

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

We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business.

Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods industry. Adverse publicity may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability.

Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the healthy foods industry or the vitamin, mineral and supplement market. Increased competition in either or both could have a material adverse effect on us.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results. Our inability to acquire, protect or maintain our intellectual property could harm our ability to compete or grow.

Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and results of operations. We have numerous United States and foreign trademarks and service marks. There can be no assurance that the protection afforded by these trademarks and service marks will provide us with a competitive advantage or that we will be able to assert our intellectual property rights in infringement actions.

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

Key management employees of the company and its subsidiaries include Naomi L. Whittel as the Chief Executive Officer, Alan S. Gever, Chief Financial Officer and Chief Operating Officer, Mary L. Marbach, Chief Legal Officer and Secretary and Gregory T. Grochoski as Executive Vice President and Chief Science Officer. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

As a part of our business strategy, we have made and may make acquisitions in the future that could disrupt our operations and harm our operating results.

An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

●	any acquisition may result in significant expenditures of cash, stock and/or management resources,
●	acquired businesses may not perform in accordance with expectations,
●	we may encounter difficulties, delays and costs with the integration of the acquired businesses,
●	we may be unable to achieve the anticipated operating and cost synergies or long-term strategic benefits we expect,
●	management's attention may be diverted from other aspects of our business,
●	we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,
●	we may lose key employees of acquired or existing businesses,
●	we may incur liabilities and claims arising out of acquired businesses,
●	we may be unable to obtain financing,
●	we may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock, and
●

we may acquire a substantial amount of goodwill and other intangible assets as a result of acquisitions and as a result we may experience in the future impairments of goodwill or other intangible assets.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing (on acceptable terms or at all) for or otherwise consummate any future acquisitions, including those described below, or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

Because we depend on outside suppliers with whom we may not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.

We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have selective agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. In certain situations, we may be required to alter our products or substitute different materials from different alternative sources. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

●	weather,
●	crop conditions,
●	transportation interruptions,
●	strikes by supplier employees, and
●	natural disasters or other catastrophic events.

These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect upon us.

We rely on our information systems to conduct our business, and any failure to protect these systems against security breaches or failure of these systems themselves could adversely affect our business, results of operations and liquidity and could result in litigation and penalties. If these systems fail or become unavailable for any significant period of time, our business could be harmed. Additionally, the inappropriate use of social media vehicles could harm our reputation and adversely impact our business.

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Our information systems and those maintained by our third party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers.

Additionally, we rely on search engine marketing and social media platforms to attract and retain customers as part of our marketing efforts. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company and our products, exposure of personally identifiable information, fraud, or outdated information. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Because we manufacture a significant percentage of our products, we are dependent upon the uninterrupted and efficient operation of our single manufacturing facility, which may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

We are dependent upon the uninterrupted and efficient operation of our manufacturing facility in American Fork, Utah. Those operations may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

We may become a party to lawsuits that arise in the ordinary course of business in the future.

We may become a party to lawsuits that arise in the ordinary course of business in the future. The possibility of such litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise that could have material adverse effects on us.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

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

We may need additional capital in the future to finance our operations and to execute our business strategy, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations. We believe that cash flows from operations and other committed sources of additional liquidity will be sufficient to fund our operations in the ordinary course of business through fiscal 2017. However, if we experience extraordinary expenses or other events beyond our control, we will need to raise additional funds to continue our operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission (the "SEC") change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenues exceed $1,000,000, if we issue more than $1,000,000 in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700,000 and as a result we become a large accelerated filer.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a "going concern."

We incurred negative cash flows from operating activities and recurring net operating losses in fiscal year 2016.  We had negative working capital at the end of fiscal 2016 and 2015.  As of December 31, 2016 and 2015, our accumulated deficit was $224,472 and $223,788, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued its report dated March 31, 2017, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

Because the trading price of our common stock is below $5.00 per share it is deemed a low-priced "Penny" stock and an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction,
●	Deliver to the customer, and obtain a written receipt for, a disclosure document describing risks of investing in penny stocks,
●	Disclose certain recent price information about the stock,
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer,
●	Send monthly statements to customers with market and price information about the penny stock, and
●	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Our Articles of Incorporation authorize the Board of Directors to issue up to 5,000,000,000 shares of common stock and 500,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our shares of common stock. Additionally, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls are inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

In performing this evaluation, management identified the following material weaknesses in the Company’s internal control over financial reporting:.

Information technology general controls (including access to programs and data, program changes, data backups) were not appropriately designed or followed.

There is a lack of segregation of duties in accounting functions.

There is a lack of documentation of proper review and approval.

Necessary adjustments and accruals were not recorded on a timely basis.

Deficient controls for calculating diluted earnings per share.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals, and these two individuals can elect all directors (except for one director that may be appointed by a lender pursuant to a loan agreement) who in turn elect all officers, without the votes of any other stockholders.

The Chairman of our Board of Directors and one other stockholder beneficially own 81.1% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by two individuals.

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

Item 1B.        Unresolved Staff Comments.

Not Applicable.

Item 2.           Properties

We occupy approximately 3,600 rentable square feet of office space in Grand Rapids, Michigan under a lease that expires in September 2017. We have possession of the 5th and 6th floor of an office building which is approximately 30,600 rentable square feet of office space in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for approximately 15,300 square feet on the 5th floor. We occupy approximately 170,000 square feet of manufacturing, R&D, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah under a lease that expires in February 2028. We occupy approximately 13,000 rentable square feet in Boca Raton, Florida under a lease that expires 103 months after the commencement date, which we expect will occur later this year. We occupy certain space at Nutricap's offices in Farmingdale, New York under a lease agreement that expires March 2021. We also own a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Manufacturing Facility and Offices (Manufacturing, R&D, Finance, Sales and Administration)	Leased	American Fork, Utah
Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
Twinlab Corporate Offices (Regulatory and Marketing)	Leased	Grand Rapids, Michigan
NutraScience Labs Facilities	Leased	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida
Cole Water Aquifer and Bottling Facility (Water Capture and Bottling)	Owned	Peru, Indiana
Undeveloped Land (+-5 Acres)	Owned	American Fork, Utah

Item 3.           Legal Proceedings

Dennis Frisco v. Organics Management, LLC d/b/a Reserveage, Reserve Life Organics, LLC d/b/a Reserveage, Wal-Staf Services, Inc., and Wal-Staf Temporary Services, Inc., Case No: 01-2014-CA-000308 Div. J, in the Circuit Court of the Eighth Judicial Circuit in and for Alachua County, Florida. The plaintiff in this matter was hired by our subsidiary, Organics Management, LLC, on a temporary basis through a third-party temporary staffing service to assist with the hiring of sales people during a limited period of particularly high sales growth. As that period of unusual growth waned and services for hiring sales people were no longer necessary for the needs of the business, Organics Management ended plaintiff’s temporary staffing engagement. Plaintiff alleges that Organics Management (or one of its affiliates) in fact intended to hire him on a full-time basis and that their failure to do so was based on age and gender discrimination. On February 27, 2017, we entered into a confidential settlement of this matter with the Plaintiff, which does not have a material adverse effect on our financial condition/results of operations or cash flows.

In re: Herbal Supplements Marketing and Sales Practice Litigation, MDL No. 2619, Case No. 1:15-cv-5070, U.S. District Court for the Northern District of Illinois. We are not a party to this matter, which joined in a multidistrict litigation a number of purported class actions arising from allegations raised by a state attorney general claiming that DNA barcoding testing conducted on behalf of the attorney general indicated that certain herbal supplement products did not contain the herbal ingredients stated on the label. We do, however, pursuant to contractual obligations provide indemnity and defense with respect to certain of the claims in this litigation. The defendants in this litigation intend to take all necessary steps to vigorously defend this matter.

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

Rite Aid Hdqrts. Corp v. Twinlab Corporation, Case No. 2016-05532, in the Cumberland Court of Common Please, Pennsylvania, filed on October 11, 2016. The plaintiff in this matter alleges that we are in breach of contract related to the return of damaged, defective, outdated or discontinued goods, and further alleges that we are in breach of contract related to certain temporary price reductions or mark-downs of Twinlab products in Rite Aid Stores. We have been in contact with Rite Aid and are seeking resolution of this matter. We believe that this matter will not have a material impact on our financial position or results of operations and have recorded an accrual for the estimated amount of damaged, defective, outdated or discontinued goods.

Item 4.           Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol "TLCC". We have been eligible to participate in the OTCPK since June 25, 2014 and from that time until the date of this Report our common stock has had only minimal trading.

Holders of Common Stock

As of March 31, 2017, there were approximately 348 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. Any decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Item 6.           Selected Financial Data.

We are a smaller reporting company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.
                        (Amounts in thousands, except per share amounts.)

Overview

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-K and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these private label products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 260 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

We focused significantly in 2016 on integrating our two 2015 acquisitions. The first was the acquisition of the customer relationships of Nutricap, a provider of dietary supplement contract manufacturing services, into our subsidiary, NutraScience, on February 6, 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. We believe that both of these acquisitions significantly strengthened our product offerings, contract manufacturing services and our sales and marketing capabilities, providing us with opportunities to improve our market position. Consequently, the results of our operations for the year ended December 31, 2016 generally will not be comparable to the results of our operations for the year ended December 31, 2015.

Nutricap Asset Acquisition

In September 2014, we entered into an option agreement that gave us an exclusive option to purchase certain assets of Nutricap, a provider of dietary supplement contract manufacturing services. Pursuant to the agreement, dated and effective as of February 4, 2015, the acquisition of Nutricap’s customer relationships was consummated on February 6, 2015 by NutraScience. The purchase price paid for the acquired assets totaled $12,328, comprised of (i) $6,126 in cash ($8,000 less certain downward adjustments), (ii) deposit of $350 paid in 2014; (iii) assumption of certain liabilities of $1,874; and (iv) promissory notes in an aggregate principal amount of $3,978.

Organic Holdings Acquisition

In September 2014, we entered into an option agreement that gave us an exclusive option to purchase 100% of the outstanding equity interests of Organic Holdings, a marketer and distributor of nutritional products.  We paid $2,000 to acquire the option.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, with the owners of the membership interests of Organic Holdings. The parties subsequently agreed to extend the closing date of the Purchase Agreement to October 5, 2015. On October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the equity interests of Organic Holdings for a total purchase price of $41,710.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since our formation, we have operated at a loss. At December 31, 2016, we have an accumulated deficit of $224,472 and a total stockholders’ equity of $1,766. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and related party and third-party debt.

Because of this history of operating losses, and significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $4,050 at December 31, 2016. We also have significant debt due within the next 12 months. These continuing conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. As of December 31, 2016, we had cash of $5,097, which we believe is insufficient for current operations. As set forth more fully in Note 16 to our consolidated financial statements, we obtained debt funding totaling $3,267 subsequent to December 31, 2016 to fund current operations. However, we believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles. The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates include values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, intangibles and goodwill, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates

Our critical accounting policies and estimates include the following:

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

Inventories

Inventories are stated at the standard cost and are reduced by an estimated reserve for obsolete inventory.

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

We believe that our long-term growth strategy supports our fair value conclusions. For intangible assets, the recoverability of these amounts is dependent upon achievement of our projections and the execution of key initiatives related to revenue growth and improved profitability.

Goodwill

Goodwill is not amortized, but tested for impairment on an annual basis at the end of our fiscal year and at an interim date if indicators of impairment exist.

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes are determined by applying currently enacted tax laws and rates to the cumulative temporary differences between the carrying values of assets and liabilities for financial statement and income tax purposes. Valuation allowances against deferred income tax assets are recorded when we are unable to conclude that it is more likely than not that such deferred income tax assets will be realized.

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

Derivative Liabilities

We have recorded certain warrants as derivative liabilities at estimated fair value, as determined based on our use of an outside professional valuation firm, due to the variable terms of the warrant agreements. The value of the derivative liabilities is generally estimated using Monte Carlo option lattice model with multiple inputs and assumptions, including the market price of our common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

Results of Operations

Our consolidated financial statements include the accounts of TCH and its subsidiaries, with all intercompany transactions and balances eliminated in consolidation. Our consolidated financial statements for the years ended December 31, 2016 and 2015 include the operations of Nutricap from the acquisition date of February 6, 2015 and the operations of Organic Holdings from its acquisition date of October 5, 2015. Therefore, the results of our operations for the year ended December 31, 2016 generally will not be comparable to the results of our operations for the year ended December 31, 2015.

Net Sales

Our net sales increased $4,651, or 6%, to $86,323 for the year ended December 31, 2016 from $81,672 for the year ended December 31, 2015. The increases in our net sales reflect the acquisition of Organic Holdings on October 5, 2015 and the acquisition of the Nutricap customer relationships on February 6, 2015. Without the 2015 acquisitions, our net sales would have decreased for the year ended December 31, 2016 due in part to operating cash constraints and the decision to exit certain lower margin, private label contract manufacturing.

Gross Profit

Our gross profit increased $9,504, or 82%, to $21,093, for the year ended December 31, 2016 from $11,589 for the year ended December 31, 2015. The increases in our gross profit reflect the gross profit contributed by our 2015 acquisitions.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $7,931, or 31%, to $33,452 for the year ended December 31, 2016 from $25,521 for the year ended December 31, 2015. The increases in our selling, general and administrative expenses reflect incremental expenses from our 2015 acquisitions. Without the 2015 acquisitions, our selling, general and administrative expenses would have remained relatively unchanged however $1,378 of total expense was due to our severance package related to office relocation and $1,244 was related to Employee Stock Compensation expense.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, we estimated the stock price guarantee payment to be $3,210. Accordingly, we recorded a loss on the stock purchase price guarantee of $3,210 during the year ended December 31, 2016 and a corresponding liability for the same amount as of December 31, 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-K, we have not yet paid the liability to the purchaser and we are negotiating with the purchaser on extending the payment date. We cannot provide any assurance that it will be successful in negotiating an extension of the payment date. If we are not successful, the purchaser may sue the company for breach of contract.

Interest Expense, Net

Our interest expense increased $1,847, or 26%, to $8,848 for the year ended December 31, 2016 from $7,001 for year ended December 31, 2015. The increase in interest expense is due primarily to interest on new debt incurred in 2015 to complete the Nutricap and Organic Holdings acquisitions and new debt incurred in 2016, including the amortization of related debt discounts.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss). During the year ended December 31, 2016, we reported a gain on change in derivative liabilities of $24,661. During the year ended December 31, 2015, we reported a loss on change in derivative liabilities of $15,951.

Liquidity and Capital Resources

At December 31, 2016, we had an accumulated deficit of $224,472, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $4,050 at December 31, 2016. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of December 31, 2016, we had cash of $5,097. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $25,330 for the year ended December 31, 2016. During the year ended December 31, 2016, we incurred new debt of $29,270 and net increase in borrowings on our senior credit facility of $3,479 to fund our operations and debt repayment of $3,442.

Our total liabilities increased by $4,589 to $91,060 at December 31, 2016 from $86,471 at December 31, 2015. This increase in our total liabilities was primarily due to a net increase of $33,194 in debt, principally due to new debt financings obtained during 2016 offset by a decrease in our non-cash derivative liabilities of $26,636 and liabilities related to operations of $5,016, partially offset by an increase of $3,210 in liability on stock purchase guarantee. For discussion of our debt financings completed to date during 2016, see Notes 8 and 9 in the Notes to Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $25,330 for the year ended December 31, 2016 as a result of our net loss of $684, a non-cash gain on change in derivative liabilities of $24,661 as well as other net non-cash expenses totaling $11,076 and an increase in net operating assets and liabilities of $11,061. By comparison, for the year ended December 31, 2015, net cash used in operating activities was $1,959 as a result of our net loss of $36,410, a non-cash loss on change in derivative liabilities of $15,951, a non-cash gain on sale of intangible assets of $750 as well as other non-cash expenses of $6,869 and a net decrease in net operating assets and liabilities of $12,381. See Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the year ended December 31, 2016 was $120, consisting of the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2015 was $46,356, consisting of cash paid in the Nutricap acquisition of $45,692 and the purchase of property and equipment of $2,022, partially offset by proceeds from the sale of assets of $988 and cash provided by change in restricted cash of $370.

Net cash provided by financing activities was $29,307 for the year ended December 31, 2016, primarily consisting of proceeds from the issuance of debt of $29,270, net borrowings of $3,479 under our revolving credit facilities, partially offset by repayment of debt of $3,442. Net cash provided by financing activities was $49,118 for the year ended December 31, 2015, primarily consisting of proceeds from the exercise of warrants of $6,066, proceeds from the issuance of common stock of $40,497, proceeds from the issuance of debt of $8,499, a reduction in stock subscriptions receivable of $70 and a decrease in security deposits of $75, partially offset by repayment of debt of $5,148 and net repayments under our revolving credit facilities and payment of debt issuance costs of $941.

Ongoing Funding Requirements

As set forth above, in 2016 we obtained an increase in debt financing to support operations. It is possible that we may need additional funding to enable us to fund additional operating expenses and capital expenditure requirements.

Until such time, if ever, that we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or market product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; or grant rights to others to develop and market products that we would otherwise prefer to develop and market ourselves.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. We do not expect the new guidance to have a significant impact on our consolidated financial statements or related disclosures.

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

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the year ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

Material Contractual Obligations

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida. The agreement expires 103 months after the commencement, which is expected to occur later this year, and has a monthly base rent of $17.

As of December 31, 2016, we have total debt of $62,619, of which $44,096 is considered to be related-party debt. For discussion of our debt financings, see Notes 8 and 9 in the Notes to Consolidated Financial Statements included in this Report.

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

Off-Balance Sheet Arrangements

None.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.           Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page F-1.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our management concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

In performing this evaluation, management identified the following material weaknesses in the Company’s internal control over financial reporting:.

Information technology general controls (including access to programs and data, program changes, data backups) were not appropriately designed or followed.

There is a lack of segregation of duties in accounting functions.

There is a lack of documentation of proper review and approval.

Necessary adjustments and accruals were not recorded on a timely basis.

Deficient controls for calculating diluted earnings per share

Because of the material weaknesses described in the preceding paragraph, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective due to the deficiencies identified. However, management believes that the identified weaknesses have not affected our ability to present financial statements in accordance with U.S. generally accepted accounting principles (“US GAAP”) in this Form 10-K. During the year end financial statement close, we believe we were able to recognize and adjust our financial records to properly present our financial statements in accordance with US GAAP.. Management does not believe that our weakness with respect to our procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management plans and has initiated actions to implement a number of initiatives that address the ineffective design of the system of internal control over financial reporting and plans to initiate further actions to implement a number of initiatives, including but not limited to the following:

Employ additional staff in our finance and accounting department to perform the required tasks to maintain optimal segregation of duties, review approval and verification procedures and provide optimal levels of management oversight.

Assign a specific individual to be responsible for organizing and maintaining documentation evidencing the operating effectiveness of internal controls over financial reporting.

Work throughout the year with our independent SOX consultant to help improve the overall design of our system of internal control over financial reporting, so we promptly identify and correct prior to year-end.

Continue to evaluate control procedures on an ongoing basis, and, where possible modify those control procedures to improve management oversight.

Implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

We made various staff changes in 2016 in our finance and accounting department and these changes have enabled us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and to properly apply all relevant accounting. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

Management will continue the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures will be developed to ensure that weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed. Management plans to complete this remediation process as quickly as possible. Although we expect it will take at least a year, we cannot estimate how long it will take to remediate the material weaknesses in our system of internal control over financial reporting. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weaknesses, in which case our internal control over financial reporting would continue to be ineffective. Even if we are able to complete these actions successfully, these measures may not adequately address our material weaknesses and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weaknesses will result in additional errors in or restatements of our financial statements.

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

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

Item 11.         Executive Compensation

Information on executive compensation is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

Item 13.         Certain Relationships and Related Transactions, And Director Independence.

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

Item 14.         Principal Accountant Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our 2017 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2016.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a)(1)	The following consolidated financial statements are filed as a part of this 2016 10-K Report:

	(i)	Report of Independent Registered Certified Public Accounting Firm	42
	(ii)	Consolidated Balance Sheets	43
	(iii)	Consolidated Statements of Comprehensive Loss	44
	(iv)	Consolidated Statements of Stockholder’s Equity (Deficit)	45
	(v)	Consolidated Statements of Cash Flows	46
	(vi)	Notes to Consolidated Financial Statements	48

(a)(2)

Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b) Exhibits. The following exhibits are filed as part of the report on Form 10-K:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated September 4, 2014. (1)
2.1.1	First Amendment to Agreement and Plan of Merger dated September 16, 2014. (2)
2.2	Asset Purchase Agreement, dated as of February 4, 2015, by and among Nutricap Labs, LLC, Vitacap Labs, LLC, Canyon Marketing V, LLC, Canyon Marketing II, Inc., Canyon Marketing III, LLC and TCC CM Subco I, Inc. (13)
3.1	Articles of Incorporation. (3)
3.1.1	Amendment to Articles of Incorporation. (4)
3.1.(c)	Certificate of Change, dated August 28, 2014. (5)
3.2	Bylaws. (3)
4.1	Subscription and Surrender Agreement, dated as of September 3, 2014 between Twinlab Consolidation Corporation and Thomas Tolworthy. (4)
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan. (6) *
10.2	Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.) (6)
10.3	Commercial Lease Agreement dated August 22, 2014 between Essex Capital Corporation and Twinlab Corporation. (6)
10.4	Restricted Stock Purchase Agreement dated as of November 4, 2013 between Twinlab Consolidation Corporation and Thomas Tolworthy. (6)
10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.7	Common Stock Put Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
10.8	Registration Rights Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
10.9	Note and Warrant Purchase Agreement, dated as of November 13, 2014, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation and Penta Mezzanine SBIC Fund I, L.P. (8)
10.10	Initial Note, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P. (8)
10.11	Warrant, dated November 13, 2014, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (8)
10.12	Security Agreement, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., and Twinlab Corporation in favor of Penta Mezzanine SBIC Fund I, L.P. (8)

10.14	Form of Warrant issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (8)
10.15	Employment Agreement, dated as of December 1, 2014, between Twinlab Consolidation Corporation and Glenn Wolfson. (9) *
10.16	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (10)
10.17	Credit and Security Agreement, dated as of January 22, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., Twinlab Corporation, ISI Brands Inc., TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Financial Trust. (11)
10.18	Revolving Loan Note, dated January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. to the order of MidCap Financial Trust. (11)
10.19	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Financial Trust. (11)
10.20	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and MidCap Financial Trust. (11)
10.21	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and MidCap Financial Trust. (11)
10.22	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to MidCap Funding X Trust. (11)
10.23	Registration Rights Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding X Trust. (11)
10.24	Note and Warrant Purchase Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC. (11)
10.25	Note, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. payable to JL-BBNC Mezz Utah, LLC. (11)
10.26	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC. (11)
10.27	Security Agreement, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. in favor of JL-BBNC Mezz Utah, LLC. (11)
10.28	Trust Deed, dated January 22, 2015, among Twinlab Corporation, as Trustor, Ryan B. Hancey, as Trustee, and JL-BBNC Mezz Utah, LLC. (11)
10.29	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (11)
10.30	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and JL-BBNC Mezz Utah, LLC. (11)
10.31	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (11)
10.32	Letter, dated January 16, 2015, from Fifth Third Bank to Twinlab Corporation, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, ISI Brands Inc., Twinlab Holdings, Inc., David L. Van Andel, William W. Nicholson and MidCap Financial Trust. (11)
10.33	First Amendment to Note and Warrant Purchase Agreement, Consent and Joinder, dated as of January 22, 2014 by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P. (11)
10.34	Amended and Restated Note, dated as of January 22, 2014, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. in favor of Penta Mezzanine SBIC Fund I, L.P. (11)
10.35	Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (11)
10.36	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (11)
10.37	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and Penta Mezzanine SBIC Fund I, L.P. (11)
10.38	Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (11)
10.39	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Mark Jaggi. (12) *

10.40	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Richard Neuwirth. (12) *
10.41	Employment Agreement, dated as of January 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Kathleen C. Pastor. (12) *
10.42	Amendment No. 1 to Credit and Security Agreement and Limited Consent, dated as of February 4, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Funding X Trust. (13)
10.43	First Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC. (13)
10.44	Warrant, dated February 4, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC. (13)
10.45	Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P. (13)
10.46	Unsecured Promissory Note, dated February 6, 2015, in the amount of $2,500,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC. (13)
10.47	Unsecured Promissory Note, dated February 6, 2015, in the amount of $1,478,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC. (13)
10.48	Transition Services Agreement, dated February 6, 2015, by and between TCC CM Subco I, Inc., Nutricap Labs, LLC and Vitacap Labs, LLC. (13)
10.49	Registration Rights Agreement, dated as of February 6, 2015, by and between Twinlab Consolidated Holdings, Inc. and 2014 Huntington Holdings, LLC. (13)
10.50	Office Lease Agreement, dated April 7, 2015, by and between First Central Tower, Limited Partnership and Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation, as Joint Tenants. (14)
10.51	Reimbursement Agreement, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation and JL Properties, Inc. (15)
10.52	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc. (15)
10.53	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc. (15)
10.54	Amendment No. 3 to Credit and Security Agreement and Limited Consent, dated as of April 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc. and NutraScience Labs IP Corporation and MidCap Funding X Trust. (15)
10.55	Third Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (15)
10.56	Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah, LLC. (15)
10.57	Compromise Agreement, dated May 28, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (16)
10.58	Amendment No. 1 to Series B Warrant, dated as of May 28, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (16)
10.59	Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993. (17)
10.60	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993. (17)
10.61	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993. (17)
10.62	Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC. (17)
10.63	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC. (17)
10.64	Amendment No. 4 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (18)

10.65	Amendment No. 5 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (18)
10.66	Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (18)
10.67	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (18)
10.68	Fourth Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (18)
10.69	Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (18)
10.70	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (18)
10.71	Third Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah LLC. (18)
10.72	Amended and Restated Unsecured Promissory Note, dated June 30, 2015, payable by NutraScience Labs, Inc. to Nutricap Labs, LLC. (18)
10.73	Payment Guaranty, made as of June 30, 2015, by Twinlab Consolidation Corporation to and for the benefit of Nutricap Labs, LLC. (18)
10.74	Bill of Sale, dated June 30, 2015, by Twinlab Corporation to Essex Capital Corporation. (18)
10.75	Commercial Lease Agreement, dated June 30, 2015, by and between Essex Capital Corporation and Twinlab Corporation. (18)
10.76	Commercial Lease Agreement, dated June 30, 2015, by and between Essex Capital Corporation and Twinlab Corporation. (18)
10.77	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Essex Capital Corporation. (18)
10.78	Warrant, dated August 14, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, LP. (19)
10.79	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, Under Trust Agreement Dated November 30, 1993. (19)
10.80	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, Under Trust Agreement Dated November 30, 1993. (19)
10.81	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC. (19)
10.82	Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (19)
10.83	Put Agreement Related to Exercise of Warrant 2015-17, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust under trust agreement dated November 30, 1999. (20)
10.84	Amendment No. 6 to Credit and Security Agreement, Limited Consent and Limited Waiver, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (20)
10.85	Fifth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (20)
10.86	Fourth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC. (20)
10.87	Stock Purchase Agreement, dated as of October 1, 2015, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (21)

10.88	Securities Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (22)
10.89	Common Stock Purchase Warrant, dated October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (22)
10.90	Registration Rights Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (22)
10.91	Voting Agreement, dated as of October 5, 2015, among Twinlab Consolidated Holdings, Inc., Golisano Holdings LLC, and Thomas A. Tolworthy, Little Harbor, LLC, Great Harbor Capital, LLC and the David L. Van Andel Trust U/A dated November 30, 1993. (22)
10.92	Voting Agreement, dated as of October 2, 2015, among Twinlab Consolidated Holdings, Inc., Great Harbor Capital, LLC and Golisano Holdings LLC, Thomas A. Tolworthy, Little Harbor, LLC, and the David L. Van Andel Trust U/A dated November 30, 1993. (22)
10.93	Surrender Agreement, dated as of October 5, 2015, between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy. (22)
10.94	Amendment No. 7 and Joinder Agreement to Credit and Security Agreement, dated as of October 5, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. (22)
10.95	First Amended and Restated Revolving Loan Note, dated October 5, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC. (22)
10.96	Sixth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (22)
10.97	Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (22)
10.98	Fifth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (22)
10.99	Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (22)
10.100	Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, dated as of October 1, 2015, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (22)
10.101	Unit Purchase Agreement, dated as of September 2, 2014, by and among Naomi L. Balcombe, Robert Whittel and Twinlab Consolidation Corporation. (21)
10.102	Amendment No. 1 to Unit Purchase Agreement, dated as of July 17, 2015, by and among Naomi L. Balcombe, Robert Whittel and Twinlab Consolidation Corporation. (22)
10.103	Employment Agreement, dated as of October 2, 2015, between Twinlab Consolidation Corporation and Naomi L. Balcombe. (22) *
10.104	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Jonathan B. Rubini. (23)
10.105	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Clare Bertucio. (23)
10.106	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Michael Corrigan. (23)
10.107	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and the Jonathan B. Rubini 2009 Family Exempt Trust, created under the Jonathan B. Rubini Family Trust, under trust agreement dated October 9, 2009. (23)

10.108	Stock Purchase Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Mark Kroloff. (23)
10.109	Surrender Agreement, dated as of October 21, 2015, by and between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy. (23)
10.110	Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC. (24)
10.111	Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (24)
10.112	Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC. (24)
10.113	Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (24)
10.114	Amendment No. 8 to Credit and Security Agreement, dated as of January 28, 2016, by and among Twinlab Consolidated Holdings, Inc., TwinlabConsolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(24)
10.115	Seventh Amendment to Note and Warrant Purchase Agreement, dated as of January 28, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (24)
10.116	Sixth Amendment to Note and Warrant Purchase Areement dated as of Januar 28, 2016 band between Twinlab Consolidated Holdins Inc.,Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (24)
10.117	Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings in favor of Golisano Holdings LLC. (25)
10.118	Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (25)
10.119	Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC. (25)
10.120	Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (25)
10.121	Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (25)
10.122	Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (25)
10.123	Separation and Release Agreement, dated as of March 23, 2016, by and between Twinlab Consolidated Holdings, Inc. and Thomas A. Tolworthy. (26) *
10.124	Unsecured Promissory Note, dated April 5, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of JL-Utah Sub, LLC. (27)
10.125	Warrant, dated April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and JL-Utah Sub, LLC. (27)
10.126	Amendment No. 9 to Credit and Security Agreement, dated as of April 5, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(27)
10.127	Eighth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (27)
10.128	Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc.,Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (27)
10.129	Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (27)

10.130	Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (27)
10.131	Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (27)
10.132	Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (27)
10.133	Unsecured Delayed Draw Promissory Note, dated July 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC. (29)
10.134	Warrant, dated July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (29)
10.135	Unsecured Delayed Draw Promissory Note, dated July 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Little Harbor, LLC. (29)
10.136	Warrant, dated July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC. (29)
10.137	Amendment No. 3 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (29)
10.138	Amendment No. 2 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (29)
10.139	Amendment No. 3 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (29)
10.140	Amendment No. 2 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (29)
10.141	Amendment No. 1 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and JL-Utah Sub, LLC. (29)
10.142	Amendment No. 10 to Credit and Security Agreement, dated as of April 5, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. (30)
10.143	Ninth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (30)
10.144	Eighth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (30)
10.145	Amendment No. 11 to Credit and Security Agreement, dated as of September 2, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. (31)
10.146	Employment Agreement by and between the Company and Naomi L. Whittel dated September 21, 2016 and made effective as of March 16, 2016 (32) *

10.147	First Amendment to Lease Agreement, made as of November 18, 2016, by and between First Central Tower, Limited Partnership and Twinlab Consolidation Corporation and Twinlab Consolidated Holdings, Inc. (33)
10.148	Agreement of Sublease, dated as of December 1, 2016, by and among Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation and Powerchord, Inc. (34)
10.149	Lease Agreement, dated as of December 15, 2016, by and between Boca T-Rex Borrower, LLC and Twinlab Consolidation Corporation. (35)
10.150	Basic Lease Information Rider, dated December 15, 2016, between Boca T-Rex Borrower, LLC and Twinlab Consolidation Corporation. (36)
10.151	Unsecured Promissory Note, dated December 30, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC. (37)
10.152	Warrant, dated December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (38)
10.153	Unsecured Promissory Note, dated December 30, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Great Harbor, LLC. (39)
10.154	Warrant, dated December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor, LLC. (40)
10.155	Amendment No. 4 to Unsecured Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (41)
10.156	Amendment No. 3 to Unsecured Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (42)
10.157	Amendment No. 1 to Unsecured Delayed Draw Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (43)
10.158	Amendment No. 3 to Unsecured Promissory Note, dated as December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (44)
10.159	Amendment No. 4 to Unsecured Promissory Note, dated as December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (45)
10.160	Amendment No. 1 to Unsecured Delayed Draw Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and LITTLE HARBOR CAPITAL, LLC. (46)
10.161	Amendment No. 2 to Unsecured Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and JL-Utah Sub, LLC. (47)
10.162	Unsecured Promissory Note, dated as of March 14, 2017, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC. (48)
10.163	Warrant, dated March 14, 2017, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (49)
10.164	Employment Agreement between Twinlab Consolidated Holdings, Inc. and Alan S. Gever, dated March 21, 2017 (50) *
14.1	Code of Ethics.**
16.1	Letter from Seale & Bears, CPAs dated September 12, 2014. (28)
21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.* *
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XRRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.
(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016.
(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016.
(31)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016 .
(32)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 26, 2016.
(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.1 therein).
(34)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.2 therein).
(35)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.1 therein).
(36)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.2 therein).
(37)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.144 therein).
(38)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.145 therein).
(39)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.146 therein).
(40)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.147 therein).
(41)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.148 therein).
(42)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.149 therein).
(43)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.150 therein).
(44)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.151 therein).
(45)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.152 therein).
(46)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.153 therein).
(47)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.154 therein).
(48)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.146 therein).
(49)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.147 therein).
(50)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 27, 2017 (filed as Exhibit 10.1 therein).

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: March 31, 2017	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Naomi L. Whittel	Chief Executive Officer	March 31, 2017
Naomi Whittel	and Director (Principal Executive Officer)

/s/ Alan S. Gever	Chief Financial Officer and Chief Operating Officer	March 31, 2017
Alan S. Gever	(Principal Financial Officer)

/s/ Mark J. Bugge	Director	March 31, 2017
Mark J. Bugge

/s/ Seth Ellis	Director	March 31, 2017
Seth Ellis

/s/ B. Thomas Golisano	Director	March 31, 2017
B. Thomas Golisano

/s/ Ralph T. Iannelli	Director	March 31, 2017
Ralph T. Iannelli

/s/ David Still	Director	March 31, 2017
David Still

/s/ David L. Van Andel	Director	March 31, 2017
David L. Van Andel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twinlab Consolidated Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has negative working capital, has incurred operating losses and negative cash flows from operating activities, and has an accumulated deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah

March 31, 2017

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$5,097	$1,240
Accounts receivable, net of allowance of $2,365 and $1,494, respectively	7,768	7,880
Inventories, net	17,601	13,727
Prepaid expenses and other current assets	2,870	1,657
Total current assets	33,336	24,504

Property and equipment, net	3,528	3,712
Intangible assets, net	30,197	32,411
Goodwill	24,098	24,098
Other assets	1,667	1,475

Total assets	$92,826	$86,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,866	$16,753
Accrued expenses and other current liabilities	11,434	5,312
Derivative liabilities	6,455	33,091
Notes payable and current portion of long-term debt, net of discount of $2,297 and $751, respectively	11,631	16,564
Total current liabilities	37,386	71,720

Long-term liabilities:
Deferred gain on sale of assets	1,727	1,890
Deferred tax liability	959	-
Notes payable and long-term debt, net of current portion and discount of $3,451 and $7,378, respectively	50,988	12,861
Total long-term liabilities	53,674	14,751

Total liabilities	91,060	86,471

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 387,730,078 and 382,210,052 shares issued, respectively	388	382
Additional paid-in capital	226,380	223,165
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,163,685 and 86,505,916 shares at cost, respectively	(500)	-
Accumulated deficit	(224,472)	(223,788)
Total stockholders’ equity (deficit)	1,766	(271)

Total liabilities and stockholders' equity (deficit)	$92,826	$86,200

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended
	December 31,
	2016	2015

Net sales	$86,323	$81,672
Cost of sales	65,230	70,083

Gross profit	21,093	11,589

Selling, general and administrative expenses	33,452	25,521

Loss from operations	(12,359)	(13,932)

Other income (expense):
Interest expense, net	(8,848)	(7,001)
Loss on stock purchase guarantee	(3,210)	-
Gain (loss) on change in derivative liabilities	24,661	(15,951)
Other income, net	31	488

Total other income (expense)	12,634	(22,464)

Income (loss) before income taxes	275	(36,396)
Provision for income taxes	(959)	(14)

Net loss	(684)	(36,410)

Other comprehensive income – unrealized gain on marketable securities	-	83

Total comprehensive loss	$(684)	$(36,327)

Weighted average number of common shares outstanding – basic and diluted	261,726,723	241,064,203

Net loss per common share – basic	$0.00	$(0.15)

Weighted average number of common shares outstanding – diluted	273,187,511	241,064,203

Net loss per common share – diluted	$(0.09)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 2016 AND 2015

							Accumulated
			Additional	Stock			Other
	Common Stock		Paid-in	Subscriptions	Treasury Stock		Comprehensive	Accumulated
Description	Shares	Amount	Capital	Receivable	Shares	Amount	Income (Loss)	Deficit	Total

Balance, December 31, 2014	220,000,000	$220	$182,704	$(100)	-	$-	$(83)	$(187,378)	$(4,637)
Issuance of common stock for:
Cash	136,828,301	136	40,361	-	-	-	-	-	40,497
Debt	4,500,001	5	3,415	-	-	-	-	-	3,420
Exercise of warrants for cash	20,881,750	21	6,045	-	-	-	-	-	6,066
Issuance of warrants for:
Debt discount	-	-	1,002	-	-	-	-	-	1,002
Derivative liabilities	-	-	(11,290)	-	-	-	-	-	(11,290)
Other assets	-	-	26	-	-	-	-	-	26
Issuance of put option for derivative liability	-	-	(76)	-	-	-	-	-	(76)
Unrealized gain on marketable securities	-	-	-	-	-	-	83	-	83
Reduction in stock subscriptions receivable	-	-	-	70	-	-	-	-	70
Stock-based compensation	-	-	978	-	-	-	-	-	978
Purchase of treasury shares	-	-	-	-	494,406	-	-	-	-
Transfer of related party shares to treasury pursuant to surrender agreements	-	-	-	-	86,011,510	-	-	-	-
Net loss	-	-	-	-	-	-	-	(36,410)	(36,410)
Balance, December 31, 2015	382,210,052	$382	$223,165	$(30)	86,505,916	$-	$-	$(223,788)	$(271)

Issuance of common stock for:
Cash	3,000,000	3	(3)	-	-	-	-	-	-
Exercise of warrants for cash	1,697,136	2	(1)	-	-	-	-	-	1
Reduction in derivative liabilities as a result of warrant exercises	-	-	1,975	-	-	-	-	-	1,975
Stock-based compensation	-	-	1,244	-	-	-	-	-	1,244
Settlement of vested RSU shares to employees	822,890	1	-	-	-	-	-	-	1
Purchase of treasury shares	-	-	-	-	47,657,769	(500)	-	-	(500)
Net loss	-	-	-	-	-	-	-	(684)	(684)
Balance, December 31, 2016	387,730,078	$388	$226,380	$(30)	134,163,685	$(500)	$-	$(224,472)	$1,766

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(684)	$(36,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,008	1,480
Amortization of debt discount	3,472	2,106
Stock-based compensation	1,244	978
Provision (benefit) for obsolete inventory	(174)	320
Provision for losses on accounts receivable	(481)	(60)
Loss on stock purchase price guarantee	3,210	-
(Gain) loss on change in derivative liabilities	(24,661)	15,951
Deferred income taxes	959	-
Other non-cash items	(162)	1,295
Changes in operating assets and liabilities:
Accounts receivable	594	(219)
Inventories	(3,699)	8,209
Prepaid expenses and other current assets	(1,288)	1,548
Other assets	(191)	(928)
Checks written in excess of cash	-	(708)
Accounts payable	(8,888)	3,960
Accrued expenses and other current liabilities	2,411	519

Net cash used in operating activities	(25,330)	(1,959)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	-	(45,692)
Purchase of property and equipment	(120)	(2,022)
Proceeds from the sale of assets	-	988
Change in restricted cash	-	370

Net cash used in investing activities	(120)	(46,356)

Cash flows from financing activities:
Proceeds from the exercise of warrants	-	6,066
Proceeds from the issuance of common stock	-	40,497
Proceeds from the issuance of debt	29,270	8,499
Reduction in stock subscriptions receivable	-	70
Repayment of debt	(3,442)	(5,148)
Net borrowings revolving credit facility	3,479	-
Decrease in security deposits	-	75
Payment of debt issuance costs	-	(941)

Net cash provided by financing activities	29,307	49,118

Net increase in cash	3,857	803
Cash at the beginning of the year	1,240	437

Cash at the end of the year	$5,097	$1,240

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS) - Continued

	For the Years Ended
	December 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,376	$3,511
Cash paid for income taxes	27	13

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Nutricap asset acquisition:
Consideration exchanged:
Debt issued	$-	$3,978
Liabilities assumed	-	1,874
Other assets	-	350
Assets acquired:
Intangible assets	-	3,510
Goodwill	-	2,692
Organic Holdings Acquisition:
Consideration exchanged-other assets	-	2,000
Assets acquired-goodwill	-	2,000
Decrease in derivative liabilities and increase in additional paid-in capital on exercise of warrants	1,975	-
Issuance of other liability for purchase of treasury shares	500	-
Long-term debt repaid through the issuance of long-term debt	(4,770)	-
Issuance of long-term debt as payment of existing long-term debt	4,770	-
Other assets transferred to debt discount	-	364
Issuance of warrants for debt discount	-	5,924
Issuance of warrants for derivative liabilities	-	16,212
Issuance of common stock for repayment of debt	-	(2,227)
Issuance of warrants for prepaid expenses and other current assets	-	878
Issuance of notes payable for accounts payable	-	2,621
Issuance of put option for derivative liability	-	142
Property and equipment acquired through the issuance of capital leases	415	-

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Twinlab Consolidated Holdings, Inc. (the “Company”, “Twinlab,” “we,” “our” and “us”) was incorporated on October 24, 2013 under the laws of the State of Nevada as Mirror Me, Inc. On August 7, 2014, we amended our articles of incorporation and changed our name to Twinlab Consolidated Holdings, Inc.

Nature of Operations

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name (including the Twinlab® Fuel brand of sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage™ Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; the Re-Body® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and national and regional drug store chains, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these private label products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Nutricap Purchase Agreement

As further discussed in Note 3, on February 6, 2015, our subsidiary, NutraScience Labs, Inc. (“NutraScience”) acquired the customer relationships of Nutricap Labs, LLC (“Nutricap”), a provider of dietary supplement contract manufacturing services.

Organic Holdings Purchase Agreement

As further discussed in Note 4, on October 5, 2015, our subsidiary, Twinlab Consolidation Corporation (“TCC”) acquired all the outstanding equity interests of Organic Holdings, LLC (“Organic Holdings”) a marketer and distributor of nutritional products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of warrants and derivative liabilities.

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

Fair Value of Financial Instruments

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

December 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,455	$-	$-	$6,455

December 31, 2015	Total	Level 1	Level 2	Level 3

Derivative liabilities	$33,091	$-	$-	$33,091

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2016, total allowances amounted to $2,365, of which $481 was related to doubtful accounts receivable. As of December 31, 2015, total allowances amounted to $1,494, of which $60 was related to doubtful accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the weighted average cost method, and are reduced by an estimated reserve for obsolete inventory.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, including amounts amortized under capital leases, is calculated on the straight-line method over the estimated useful lives of the related assets, which are 7 to 10 years for machinery and equipment, 8 years for furniture and fixtures and 3 years for computers. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

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

We believe that our long-term growth strategy supports our fair value conclusions. For intangible assets, the recoverability of these amounts is dependent upon achievement of our projections and the execution of key initiatives related to revenue growth and improved profitability.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2016 and 2015 was $5,900.

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $3,335 and $4,132 in 2016 and 2015, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $3,161 and $2,509 in 2016 and 2015, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $1,226 and $1,577 in 2016 and 2015, respectively.

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes are determined by applying currently enacted tax laws and rates to cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Valuation allowances against deferred income tax assets are recorded when management concludes that it is more likely than not that such deferred income tax assets will not be realized.

Our federal and state income tax returns prior to the year ended December 31, 2012 are closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

We recognize interest and penalties associated with uncertain tax positions as part of selling, general and administrative expenses and include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our consolidated financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the consolidated statement of comprehensive loss as selling, general and administrative expenses.

We have concluded that there are no significant uncertain tax positions requiring disclosure, and there are no material amounts of unrecognized tax benefits.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $163 for 2016 and 2015. As of December 31, 2016 and 2015, unamortized deferred gain on sale of assets was $1,727 and $1,890, respectively.

Net Income (Loss) per Common Share

Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Potential common shares consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes; however, only shares related to warrant derivatives are considered in the table below since all other potential common shares would be anti-dilutive.  The following table reflects the calculation of basic and diluted net loss per common share for the fiscal years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Numerator:
Net loss	$(684)	$(36,410)
Effect of dilutive securities on net loss:
Common stock warrants	(24,661)	-

Total net less for purpose of calculating diluted net loss per common share	$(25,345)	$(36,410)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	261,726,723	241,064,203
Weighted-average effect of dilutive securities:
Common stock warrants	11,460,788	-

Total shares for purpose of calculating diluted net loss per common share	273,187,511	241,064,203

Net loss per common share:
Basic	$(0.00)	$(0.15)
Diluted	$(0.09)	$(0.15)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 27% and 23% of total consolidated sales in 2016 and 2015, respectively. Sales to one of those customers were approximately 12% and 15% of total sales in 2016 and 2015, respectively. Accounts receivable from these customers were approximately 29% and 24% of total accounts receivable as of December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. We do not expect the new guidance to have a significant impact on our consolidated financial statements or related disclosures.

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

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the year ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Since our formation, we have generated losses from operations. At December 31, 2016, we had an accumulated deficit of $224,472. These losses were associated with start-up activities and brand and infrastructure development. Recently, losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $4,050 at December 31, 2016. We also have $11,631 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. As set forth more fully in Note 16 to our consolidated financial statements, we obtained debt funding totaling $3,267 subsequent to December 31, 2016 to fund current operations. However, we believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – NUTRICAP ASSET ACQUISITION

In September 2014, we entered into an option agreement that gave us an exclusive option to purchase certain assets of Nutricap, a provider of dietary supplement contract manufacturing services. Pursuant to the agreement, dated and effective as of February 4, 2015, the acquisition of Nutricap’s customer relationships was consummated on February 6, 2015 by NutraScience.

NutraScience assumed certain of the liabilities of Nutricap, including liabilities for certain taxes and liabilities related to NutraScience’s agreement to offer a credit to any customer in an amount equal to the customer deposit on an existing purchase order to which the customer agrees to novate such purchase order with NutraScience.

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

The short-term notes payable to Nutricap included a promissory note of $2,500 bearing interest at a rate of 6% per annum and maturing 60 days after the closing of the acquisition and a promissory note of $1,478 bearing interest at a rate of 3% per annum, payable in 12 equal monthly installments of principal and interest commencing in February 2015. On June 30, 2015, NutraScience and Nutricap entered into an Amended and Restated Promissory Note in the principal amount of $2,750, representing the original principal amount of $2,500 plus a late fee of $250. This note was repaid in January 2016 and the second promissory note was repaid in February 2016.

NOTE 4 – ORGANIC HOLDINGS ACQUISITION

In September 2014, we entered into an option agreement that gave us an exclusive option to purchase 100% of the outstanding equity interests of Organic Holdings, a marketer and distributor of nutritional products.  We paid $2,000 to acquire the option.  Effective August 13, 2015, TCC exercised the option and entered into a Unit Purchase Agreement, with the owners of the membership interests of Organic Holdings. The parties subsequently agreed to extend the closing date of the Purchase Agreement to October 5, 2015. On October 5, 2015, TCC closed the transactions contemplated by the Purchase Agreement and TCC acquired all of the equity interests for a total purchase price of $41,710.

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

NOTE 5 – INVENTORIES

Inventories consisted of the following at:

	December 31,	December 31,
	2016	2015

Raw materials	$4,912	$4,625
Work in process	1,189	1,130
Finished goods	13,438	10,084
	19,539	15,839
Reserve for obsolete inventory	(1,938)	(2,112)
	$17,601	$13,727

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	December 31,
	2016	2015

Machinery and equipment	$10,885	$10,997
Computers and other	9,119	7,106
Aquifer	482	482
Leasehold improvements	1,518	1,518
Construction-in-progress	-	1,291
	22,004	21,394
Accumulated depreciation and amortization	(18,476)	(17,682)
	$3,528	$3,712

Assets held under capital leases are included in machinery and equipment and amounted to $1,142 and $1,737 as of December 31, 2016 and 2015, respectively.

Depreciation and amortization expense totaled $794 and $526 in 2016 and 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	December 31,	December 31,
	2016	2015

Trademarks	$12,166	$12,166
Indefinite-lived intangible assets	5,900	5,900
Customer relationships	19,110	19,110
Other	753	753
	37,929	37,929
Accumulated amortization	(7,732)	(5,518)
	$30,197	$32,411

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $2,214 and $1,116 in 2016 and 2015, respectively.

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2016 is as follows:

Years Ending December 31,
2017	$2,175
2018	2,096
2019	1,858
2020	1,858
2021	1,858
Thereafter	14,452

$24,297

NOTE 8 – DEBT

Debt consisted of the following at:

	December 31,	December 31,
	2016	2015

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $206 and $1,421 as of December 31, 2016 and 2015, respectively.	$3,061	$6,615
July 2016 note payable to Little Harbor, LLC	4,770	-
January 2016 note payable to GREAT HARBOR CAPITAL, LLC	2,500	-
March 2016 note payable to GREAT HARBOR CAPITAL, LLC	7,000	-
December 2016 note payable to GREAT HARBOR CAPITAL, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	-
March 2016 note payable to Golisano Holdings LLC	7,000	-
July 2016 note payable to Golisano Holdings LLC	4,770	-
December 2016 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Penta Mezzanine SBIC Fund I, L.P., net of discount and unamortized loan fees in the aggregate of $2,304 and $3,117 as of December 31, 2016 and 2015, respectively	5,696	4,883
February 2015 note payable to Penta Mezzanine SBIC Fund I, L.P., net of discount and unamortized loan fees in the aggregate of $201 and $271 as of December 31, 2016 and 2015, respectively	1,799	1,729
Total related-party debt	44,096	13,227

Senior Credit Facility with Midcap, net of unamortized loan fees of $293 and $586 as of December 31, 2016 and 2015, respectively	13,035	9,263

Other Debt
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,744 and $3,658 as of December 31, 2016 and 2015, respectively	2,256	1,342
April 2016 note payable to JL-Utah Sub, LLC	500	-
Nutricap asset acquisition notes	-	250
Capital lease obligations	2,732	3,868
Unsecured loans payable to vendors	-	1,475
Total other debt	5,488	6,935

Total debt	62,619	29,425
Less current portion	(11,631)	(16,564)
Long-term debt	$50,988	$12,861

Future aggregate maturities of debt as of December 31, 2016 were as follows:

Years Ending December 31,
2017	$11,631
2018	14,335
2019	36,653

$62,619

Related-Party Debt

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, we are obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matures on July 25, 2017. This note is non-interest bearing, accordingly, using an imputed interest rate of 16.2%, we recorded a note discount in July 2014, which is being amortized into interest expense based on the effective interest rate method over the term of the note.

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, draws totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 9).

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 9).

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 9).

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, GH lent us $2,500. The note matures on December 31, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 5, 2017. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 9).

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano Holdings LLC (“Golisano LLC”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 9).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 commencing on April 21, 2017. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 9).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 9). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, Golisano LLC lent us $2,500. The note matures on December 31, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 5, 2017. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 9).

November 2014 Note Payable to Penta Mezzanine SBIC Fund I, L.P.

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a Director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 9). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan. On March 8, 2017, Golisano Holdings LLC acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

February 2015 Note Payable to Penta Mezzanine SBIC Fund I, L.P.

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”). This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 9). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano Holdings LLC acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.0% per annum as of December 31, 2016. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 9). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we had incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

Other Debt

January 2015 Note Payable to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 9). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from JL. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

April 2016 Note Payable to JL-Utah Sub, LLC

On April 5, 2016, JL-Utah Sub, LLC (“JL-US”) lent us $500 pursuant to an unsecured promissory note (the “JL-US Note”). This note matures on March 21, 2019 with payments of principal due over 24 monthly installments of $21 commencing on April 21, 2017. This note bears interest of 8.5% per annum, payable monthly.

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

Capital Lease Obligations

Our capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner is a director of the Company.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of December 31, 2016, management believes we are in compliance with our financial covenants for each debt agreement.

NOTE 9 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following tables presents a summary of the status of our issued warrants as of December 31, 2016, and changes during the two years then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2014	84,683,227	$0.72
Granted	44,967,580	0.18
Canceled / Expired	(68,359,761)	0.71
Exercised	(20,881,750)	0.29

Outstanding, December 31, 2015	40,409,296	0.37

Granted	-	-
Canceled / Expired	(22,857,143)	0.53
Exercised	(1,697,136)	-
Outstanding, December 31, 2016	15,855,017	0.18

Warrants Issued

Midcap Warrant

In connection with the line of credit agreement with MidCap described in Note 8, we issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant”). We entered into a Registration Rights Agreement with Midcap, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant.

Penta Warrants

In connection with the November 13, 2014 note for $8,000 (see Note 8), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire a total of 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano Holdings LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 8 above for additional information), these warrants were assigned to Golisano Holdings LLC.

Pursuant to a Stock Purchase Agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of our common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. We granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant.

JL Warrants

In connection with the January 22, 2015 note payable to JL, we issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1. In connection with Golisano LLC’s acquisition of the note payable from JL on March 8, 2017 (see Note 8 above for additional information), these warrants were assigned to Golisano LLC.

Pursuant to a June 30, 2015 Stock Purchase Agreement, a warrant was issued to JL to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals.

Essex Warrants

In connection with the guarantee of a note payable issued in the Nutricap asset acquisition and equipment financing by Essex discussed in Note 8, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property. Essex subsequently assigned warrants for 350,649 shares to another company.

Capstone Warrants

In May 2015, we entered into an amendment to a previously issued Series B Warrant with Capstone Financial Group, Inc. (“Capstone”). Tranche 2 warrants for 4,000,000 shares expired March 31, 2016, Tranche 3 warrants for 6,000,000 shares expired on July 31, 2016 and Tranche 4 warrants for 6,000,000 shares expired November 30, 2016. As of December 31, 2016, all warrants have expired.

JL Properties, Inc. Warrants

In April 2015, we entered into an office lease agreement which requires a $1,000 security deposit, subject to reduction if we achieve certain market capitalization metrics at certain dates. On April 30, 2015, we entered into a Reimbursement Agreement with JL Properties, Inc. (“JL Properties”) pursuant to which JL Properties agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit. As partial consideration for the entry by JL Properties into the Reimbursement Agreement and the provision of the letter of credit, we issued JL Properties two warrants to purchase shares of the Company’s common stock.

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated audited adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

The second warrant is exercisable for an aggregate of 86,962 shares of common stock, at a per share purchase price of $1.00, at any time prior to April 30, 2020. The number of shares issuable upon exercise of the second warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property.

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants.

Golisano Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a Registration Rights Agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of December 31, 2016, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

Warrants Issued into Escrow

Golisano Escrow Warrants

In connection with a January 28, 2016 Unsecured Promissory Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 21, 2016 Unsecured Promissory Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

We previously entered into a Registration Rights Agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 28, 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 21, 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH December 2016 Note provides that we issue into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GF Warrant and any accrued and unpaid interest thereon as of December 31, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Warrant). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

JL-US Escrow Warrant

In connection with an April 5, 2016 Unsecured Promissory Note, we issued into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until we fail to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). We have reserved 227,273 shares of the Company’s common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022. The JL-US Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

Little Harbor Escrow Warrant

The Little Harbor July 2016 Note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Little Harbor July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 10 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2016, we have estimated the total fair value of the derivative liabilities to be $6,455 as compared to $33,091 as of December 31, 2015. We had the following activity in our derivative liabilities account for 2015 and 2016:

Derivative liabilities at January 1, 2015	$-
Addition to liabilities for new warrants and put option issued	28,195
Amend warrants	(10,989)
Expiration of put option	(66)
Loss on change in fair value of derivative liabilities	15,951
Derivative liabilities at December 31, 2015	$33,091

Exercise of warrants	(1,975)
Gain on change in fair value of derivative liabilities	(24,661)
Derivative liabilities at December 31, 2016	$6,455

The value of the derivative liabilities is generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We have authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Common Stock

In October 2016, we granted our CEO, Naomi Whittel, 3,000,000 shares of the Company’s common stock with a par value of $.001 per share for an aggregate par value of $3 and an aggregate market value of $660.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2016 and 2015, we granted Restricted Stock Units to certain employees pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the Restricted Stock Units and are amortizing the total estimated grant date value over the vesting periods. During the year ended December 31, 2016, a total of 822,890 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of December 31, 2016, 4,819,394 shares remain available for use in the TCC Plan.

Treasury Stock

In May and July 2015, we purchased an aggregate of 494,406 shares of the Company’s common stock from employees or former employees for total cash consideration of less than $1, equal to the employees’ original purchase price. These shares were unvested restricted shares previously acquired by the employee under the TCC Plan and have been placed in treasury. Treasury shares also include shares of the Company’s common stock surrendered pursuant to the Tolworthy Surrender Agreements discussed below.

In 2016, we purchased an aggregate of 38,350,871 shares of the Company’s common stock from former employees. These repurchases included (a) the purchase of 2,799,147 unvested restricted shares previously acquired by employees under the TCC Plan for total cash consideration of $1 (equal to the employees’ original purchase price), and (b) the purchase, as referenced below, of 35,551,724 shares from Thomas A. Tolworthy for total cash consideration of $500. In addition, and as referenced below, Mr. Tolworthy surrendered 9,306,898 shares to the company during the year ended December 31, 2016 pursuant to contractual agreements between him and the Company. All such repurchased and surrendered shares, amounting to 47,657,769 shares, have been placed in treasury.

Tolworthy Surrender Agreements and Separation and Release Agreement

In September 2014, we entered into a Subscription and Surrender Agreement with Thomas A. Tolworthy. Pursuant to the agreement, we requested, and Mr. Tolworthy surrendered, a total of 22,092,277 shares to the Company through October 2015. On October 5, 2015, the Company and Mr. Tolworthy entered into an additional agreement in which Mr. Tolworthy agreed to surrender an additional aggregate of 60,470,957 shares of the Company’s common stock.

In connection with the Stock Purchase Agreements with five investors discussed below, on October 21, 2015, the Company and Mr. Tolworthy entered into an additional Surrender Agreement, pursuant to which Mr. Tolworthy surrendered an aggregate of 3,448,276 shares of the Company’s common stock.

Through December 31, 2015, Mr. Tolworthy surrendered an aggregate 86,011,510 total shares of the Company’s common stock, which surrendered shares have been placed in treasury.

The employment of Mr. Tolworthy as President and Chief Executive Officer of the company was terminated by the company on March 16, 2016. On March 23, 2016, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Tolworthy. Pursuant to the Separation Agreement, we purchased from Mr. Tolworthy 35,551,724 shares of the Company’s common stock for an aggregate price of $500.

In connection with the Separation Agreement, Mr. Tolworthy also surrendered 9,306,898 shares of the Company’s common stock pursuant to the Surrender Agreement, dated September 3, 2014.

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

In addition to the 88,771,241 shares of common stock sold to Golisano LLC and as further discussed in Note 9, the Company issued Golisano LLC a warrant intended to maintain Golisano LLC’s proportional ownership of the Company’s issued outstanding common stock. On February 6, 2016, Golisano LLC exercised in part a warrant for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.

October Stock Purchase Agreements

In October 2015, the Company entered into separate Stock Purchase Agreements with five investors. Pursuant to the agreements, the Company issued and sold to the investors an aggregate of 3,448,276 shares of the Company’s common stock, for an aggregate purchase price of $1,000.

Van Andel Trust Stock Purchase Agreement

On June 2, 2015, the Company, the Van Andel Trust and David L. Van Andel, Director and Chairman of the Board (“Van Andel”) entered into a Stock Purchase Agreement (the “Van Andel Trust SPA”). Pursuant to the Van Andel Trust SPA, the Company sold the Van Andel Trust 3,289,474 shares of its common stock at $0.76 per share for aggregate proceeds to the Company of $2,500. In addition, pursuant to the Van Andel Trust SPA, Van Andel surrendered to the Company for cancellation that certain warrant, dated September 5, 2014, that had provided Van Andel the right to acquire an aggregate of 5,592,105 shares of common stock at $0.76 per share. The Van Andel Trust SPA also provided for the issuance to the Van Andel Trust of two warrants to purchase shares of the Company’s common stock. In September 2015, the Van Andel Trust exercised in full warrants for an aggregate of 12,987,021 shares of the Company’s common stock at a per share purchase price of $0.385 for an aggregate of $5,000 and 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 for an aggregate of $33.

Little Harbor Stock Purchase Agreement

On June 2, 2015, the Company and Little Harbor entered into a Stock Purchase Agreement (the “Little Harbor SPA”). Pursuant to the Little Harbor SPA, the Company sold Little Harbor 3,289,474 shares of its common stock at $0.76 per share for an aggregate of $2,500. Little Harbor delivered to the Company the purchase price for the shares in the form of Little Harbor’s irrevocable agreement to accept the shares issued by the Company pursuant to the Little Harbor SPA in lieu of $2,500 worth of periodic payments otherwise due Little Harbor under an outstanding debt agreement. As further described in Note 9, the Little Harbor SPA also provided for the issuance to Little Harbor of a warrant to purchase shares of the Company’s common stock. In September 2015, Little Harbor excercised in full an aggregate of 3,289,474 shares of the Company’s common stock at a per share purchase price of $0.01 or $33 in the aggregate.

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

JL Stock Purchase Agreement

On June 30, 2015, the Company and JL entered into a Stock Purchase Agreement (the “JL SPA”). Pursuant to the JL SPA, the Company sold 403,509 shares of its common stock at $0.76 per share for an aggregate of $307. JL delivered to the Company the purchase price for the shares in the form of JL’s irrevocable agreement to accept the shares issued by the Company in lieu of $307 worth of interest payments otherwise to due JL under an outstanding debt agreement. We issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. These warrants were ultimately assigned to two individuals. On February 4, 2016, one individual exercised warrants to acquire a total of 930,538 shares of the Company’s common stock for an aggregate purchase price of less than $1. On February 4, 2016, another individual exercised warrants to acquire a total of 257,457 shares of the Company’s common stock for an aggregate purchase price of less than $1.

Capstone Warrant Exercises

In April 2015, Capstone exercised the Series A Warrant to purchase a total of 657,895 shares of the Company’s common stock, with proceeds to the Company of $500. In July 2015, Capstone exercised the Series B Warrant for an aggregate of 657,895 shares of the Company’s common stock at a per share purchase price of $0.76 or $500 in the aggregate.

Stock Subscription Receivable and Loss on Stock Price Guarantee

At September 30, 2016, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 during the year ended December 31, 2016 and a corresponding liability for the same amount as of December 31, 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-K, the Company has not yet paid the liability to the purchaser and the Company is negotiating with the purchaser on extending the payment date. The Company cannot provide any assurance that it will be successful in negotiating an extension of the payment date. If the Company is not successful, the purchaser may sue the company for breach of contract.

NOTE 12 - INCOME TAXES

Income tax provision consisted of the following for the years ended December 31, 2016 and 2015 as follows:

	December 31,	December 31,
	2016	2015

Current:
State	$-	$(14)
Total current expense	-	(14)

Deferred:
Federal	8,161	5,247
State	(2,734)	1,888
Change in valuation allowance	(6,386)	(7,135)
Total deferred expense	(959)	-

Total income tax provision	$(959)	$(14)

The income tax provision differs from the amount computed at federal statutory rates for the years ended December 31, 2016 and 2015 as follows:

	December 31,	December 31,
	2016	2015
Income tax (expense) benefit at statutory rate	$(94)	$12,375

State income taxes (net of federal benefit)	1,356	801
Interest expense	(427)	(427)
Equity-based expenses	8,554	(5,440)
Adjustment to state net operating loss carryforward	(3,017)	-
Adjustment to book/tax difference in asset bases	(821)	-
Change in valuation allowance	(6,386)	(7,135)
Other	(124)	(188)

Income tax provision	$(959)	$(14)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Accruals and reserves	$4,944	$4,448
Deferred revenue	724	755
Net operating loss carryforwards	70,782	64,180
Depreciation and amortization	472	1,258
Other	263	158
Gross deferred tax assets	77,185	70,799
Less: valuation allowance	(77,185)	(70,799)
Total deferred tax assets	-	-

Deferred tax liabilities:
Indefinite lived intangible assets	(959)	-
Total deferred tax liabilities	(959)	-

Net deferred tax liabilities	$(959)	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred income tax assets as of December 31, 2016 and 2015, as management was unable to conclude that it is more likely than not that the deferred income tax assets will be realized. During the years ended December 31, 2016 and 2015, the valuation allowance on deferred income tax assets increased by $6,386 and $7,135, respectively.

We had federal net operating loss carryforwards of approximately $194,000 and state net operating loss carryforwards of approximately $107,000 at December 31, 2016, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2021 through 2037. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2016 and 2015, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

Pursuant to the guidelines of the recently issued ASU 2015-17 (“the Update”), all deferred income tax assets and liabilities are to be classified as non-current. The effective date of the Update for public companies is for annual periods beginning after December 15, 2016 and later dates for all other entities. Early adoption is permitted. To comply with the guidance, the Company elected to adopt the Update for the annual period ending December 31, 2016. The guidance indicates that the Update may be applied either prospectively or retrospectively. The Company chose to apply the Update retrospectively.

The Company is subject to audit by the IRS and various states for tax years dating back to 2013. No federal or state tax return are currently under audit.

NOTE 13 - RETIREMENT PROGRAMS

Until June 2016, we maintained a defined contribution retirement plan which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan required the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching but do allow our employees to contribute to a 401(k) portfolio. We recognized expenses of $203 and $353 related to the plan in 2016 and 2015, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company and its subsidiaries are parties to litigation arising in the ordinary course of business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. Based on current information, we believe that the ultimate conclusion of the various pending litigation, in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Rite Aid Hdqrts. Corp v. Twinlab Corporation, Case No. 2016-05532, in the Cumberland Court of Common Please, Pennsylvania, filed on October 11, 2016. The plaintiff in this matter alleges that we are in breach of contract related to the return of damaged, defective, outdated or discontinued goods, and further alleges that we are in breach of contract related to certain temporary price reductions or mark-downs of Twinlab products in Rite Aid Stores. We have been in contact with Rite Aid and are seeking resolution of this matter. We believe that this matter will not have a material impact on our financial position or results of operations and have recorded an accrual for the estimated amount of damaged, defective, outdated or discontinued goods.

Leases

We have operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease and expire at various dates through 2028. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $1,915 and $1,481 for 2016 and 2015, respectively.

Certain leases of machinery and office equipment are classified as capital leases and expire at various dates through 2018. The future minimum lease payments in the aggregate are as follows:

Years Ending December 31,	Operating	Capital
	Leases	Leases

2017	$1,552	$1,482
2018	1,729	1,128
2019	1,761	122
2020	1,786	-
2021	1,812	-
Thereafter	9,770	-

	$18,410	$2,732

St. Petersburg Office Lease Agreement

On April 7, 2015, we entered into an Office Lease Agreement (the "Lease") for premises in St. Petersburg, Florida (the "Building"). The term of the Lease is for twelve years, commencing on May 1, 2015 and ending on April 30, 2027.

We initially leased the fifth floor of the Building (“Initial Premises”) and were required to expand the Initial Premises to include the sixth floor of the Building (“Expansion Premises”) between February 1, 2016 and October 31, 2016, upon notice to the landlord and provided that the landlord is not obligated to deliver the Expansion Premises unless we then have a traded market capitalization of $50,000 or more for the immediately preceding thirty days prior to the date of notice (“Market Cap Test”).

On November 30, 2016, both parties agreed to delay the planned improvements for the 6th floor of the Building to allow us the opportunity to obtain potential subtenants. Additionally, both parties agreed that the Initial Premises rent commencement date occurred on May 1, 2016, the Expansion Premises commencement date occurred on October 1, 2016 and our obligation to pay rent commenced on October 1, 2016. The aggregate amount of rent to be paid over the term of the Lease is $4,466 for the Initial Premises. In the event that we lease the Expansion Premises, rent for the Expansion Premises will be paid at the same rental rate payable for the Initial Premises and, if leased by us at the earliest date available under the Lease, will result in additional payments of up to approximately $4,552 over the term of the Lease.

The Lease required us to deposit a $1,000 security deposit with the landlord, payable July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), we satisfy the Market Cap Test, the landlord is required to return the entire security deposit to the Company. As discussed in Note 8, on April 30, 2015, the Company and a current institutional investor and lender entered into a Reimbursement Agreement pursuant to which the investor agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit.

On November 30, 2016, we entered into a sublease agreement for the 5th floor of the Building with Powerchord, Inc. (“Subtenant”). The term commences on February 1, 2017 and expires on June 30, 2022. We granted an option to renew the Subleased Space for the period July 1, 2022 through April 29, 2027. Subtenant will pay us an aggregate of $2,005 over the term of the agreement and an aggregate of $2,133 in the event of lease renewal. The subtenant has delivered an irrevocable Letter of Credit in the amount of $100 to secure its performance under the Sublease Agreement. In the event Subtenant exercises its option for renewal, Subtenant must secure its performance under the renewed Sublease Agreement by delivering an amended Letter of Credit or a new letter of credit.

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

Minimum Purchase Commitment

We entered into an agreement with a certain supplier in April 2013. As part of the agreement, we are required to make a minimum purchase with the supplier of at least $5,000 over the term of the 5-year agreement in exchange for a $250 one time transition allowance. If purchases are less than $5,000, the contract can either be extended or a payment can be made equal to the percent shortfall times $250. As of December 31, 2016 and since this contract commenced, we have purchased $2,180 worth of goods from this certain supplier.

NOTE 15 - RELATED PARTY TRANSACTIONS

See Note 8 for discussion of a note payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, see Note 11 for shares of the Company’s common stock sold to Little Harbor, GH, and Golisano LLC. As discussed in Note 9, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock.

Also discussed in Note 8 are certain loan guarantees made jointly and severally by Essex and its owner, Ianelli, related parties. See also Note 8 for discussion of operating leases with Essex, the 2015 purchase by Essex of certain machinery and equipment from us, and the lease back to use of same assets.

See Note 11 for discussion of stock purchase agreements with the following related parties or stockholders of the company: the Van Andel Trust, GH and Golisano LLP. As discussed in Note 9, these related parties were generally issued warrants pursuant to the stock purchase agreements.

See Note 9 for discussion of the exercise of warrants by the Van Andel Trust and Little Harbor.

We had sales of $4,106 and $882 in 2016 and 2015, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

NOTE 16 – SUBSEQUENT EVENTS

Dennis Frisco v. Organics Management Settlement

On February 27, 2017, Organics Management, LLC, an affiliate of Organic Holdings, entered into a confidential settlement related to allegations by Dennis Frisco (see Item 3 Legal Proceedings for additional information).

Golisano Promissory Note

Pursuant to a March 14, 2017 Unsecured Promissory Note, Golisano LLC lent us $3,267.  The note matures on December 30, 2019, bears interest at an annual rate of 8.5% with the principal payable at maturity. In connection with the note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock at an exercise price of $0.01 per share. Additionally, certain terms of previous notes payable to Golisano LLC were amended.

Common Stock Repurchase

On January 5, 2017, pursuant to a Repurchase Agreement 642,366 shares of the Company’s common stock was returned for an aggregate repurchase price of less than $1.