Form 10-Q
period 2017-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2017-05-15
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of common stock, $0.001 par value, outstanding on May 15, 2017 was 252,924,027 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$2,699	$5,097
Accounts receivable, net of allowance of $2,132 and $2,365, respectively	11,046	7,768
Inventories, net	20,275	17,601
Prepaid expenses and other current assets	3,448	2,870
Total current assets	37,468	33,336

Property and equipment, net	3,318	3,528
Intangible assets, net	29,614	30,197
Goodwill	24,098	24,098
Other assets	1,740	1,667

Total assets	$96,238	$92,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$9,258	$7,866
Accrued expenses and other current liabilities	10,595	11,434
Derivative liabilities	7,453	6,455
Notes payable and current portion of long-term debt, net of discount of $2,173 and $2,297, respectively	14,505	11,631
Total current liabilities	41,811	37,386

Long-term liabilities:
Deferred gain on sale of assets	1,687	1,727
Deferred tax liability	959	959
Notes payable and long-term debt, net of current portion and discount of $3,001 and $3,451, respectively	52,818	50,988
Total long-term liabilities	55,464	53,674

Total liabilities	97,275	91,060

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 387,730,078 shares issued	388	388
Additional paid-in capital	226,533	226,380
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 and 134,163,685 shares at cost, respectively	(500)	(500)
Accumulated deficit	(227,428)	(224,472)
Total stockholders’ equity (deficit)	(1,037)	1,766

Total liabilities and stockholders' equity (deficit)	$96,238	$92,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2017	2016

Net sales	$24,099	$20,617
Cost of sales	17,499	17,195

Gross profit	6,600	3,422

Selling, general and administrative expenses	6,595	9,922

Income (loss) from operations	5	(6,500)

Other income (expense):
Interest expense, net	(1,964)	(1,960)
Loss on stock purchase guarantee	-	(3,210)
Gain (loss) on change in derivative liabilities	(998)	12,991
Other income, net	1	2

Total other income (expense)	(2,961)	7,823

Income (loss) before income taxes	(2,956)	1,323
Provision for income taxes	-	(4)

Total comprehensive income (loss)	$(2,956)	$1,319

Weighted average number of common shares outstanding – basic	252,959,714	292,805,630

Net loss per common share – basic	$(0.01)	$0.00

Weighted average number of common shares outstanding – diluted (2016 corrected - see Note 1)	252,959,714	305,584,832

Net loss per common share – diluted (2016 corrected - see Note 1)	$(0.01)	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,956)	$1,319
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	810	649
Amortization of debt discount	573	565
Stock-based compensation	153	235
Provision for obsolete inventory	356	596
Provision (recovery) for losses on accounts receivable	(238)	1,106
Loss on stock purchase price guarantee	-	3,210
(Gain) loss on change in derivative liabilities	998	(12,991)
Other non-cash items	(42)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,040)	253
Inventories	(3,030)	1,171
Prepaid expenses and other current assets	(577)	(931)
Other assets	(74)	(20)
Accounts payable	1,393	(991)
Accrued expenses and other current liabilities	(838)	1,460

Net cash used in operating activities	(6,512)	(4,369)

Cash flows from investing activities:
Purchase of property and equipment	(18)	(37)

Cash flows from financing activities:
Proceeds from the exercise of warrants	-	1
Proceeds from the issuance of debt	3,267	19,000
Repayment of debt	(1,165)	(2,571)
Net borrowings from revolving credit facility	2,030	-
Decrease in security deposits	-	19

Net cash provided by financing activities	4,132	16,449

Net increase (decrease) in cash	(2,398)	12,043
Cash at the beginning of the period	5,097	1,240

Cash at the end of the period	$2,699	$13,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS) - Continued

	Three Months Ended
	March 31,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,391	$954
Cash paid for income taxes	-	4

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in derivative liabilities and increase in common stock and additional paid-in capital on exercise of warrants	$-	$1,974
Issuance of other liability for purchase of treasury shares	-	501

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

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

March 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$7,453	$-	$-	$7,453

December 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,455	$-	$-	$6,455

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2017, total allowances amounted to $2,132, of which $238 was related to doubtful accounts receivable. As of December 31, 2016, total allowances amounted to $2,365, of which $481 was related to doubtful accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value and are reduced by an estimated reserve for obsolete inventory.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of March 31, 2017 and December 31, 2016 was $5,900.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $40 and $41 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, unamortized deferred gain on sale of assets was $1,687 and $1,727, respectively.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended
	March 31,
	2017	2016
		(as corrected)
Numerator:
Net income (loss)	$(2,956)	$1,319
Effect of dilutive securities on net loss:
Common stock warrants	-	(12,991)

Total net loss for purpose of calculating diluted net loss per common share	$(2,956)	$(11,672)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	252,959,714	292,805,630
Weighted-average effect of dilutive securities:
Common stock warrants	-	12,779,202

Total shares for purpose of calculating diluted net loss per common share	252,959,714	305,584,832

Net loss per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$(0.04)

Correction of 2016 Diluted Net Loss Per Share

The diluted net loss per share for the period ended March 31, 2016 has been corrected. In accordance with U.S. generally accepted accounting principles, when calculating diluted earnings or loss per share, if the effects are dilutive, companies are required to add back to net income or loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income or loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

For the period ended March 31, 2016, as originally reported, we did not add back the effects of the change in the derivative liability in computing dilutive income or loss per share. The dilutive loss per share for the period ended March 31, 2016 in the table above has been corrected to correct this error.

The table below reflects the diluted net income per share as originally reported and net loss per share as corrected.

	As originally reported	As corrected

Diluted net income (loss) per shares	$0.00	$(0.04)

Weighted average shares oustanding - diluted	302,571,184	305,584,832

Additionally, the diluted loss per share for the periods ended June 30, 2016 and September 30, 2016 will be reflected as corrected in the Form 10-Q for the quarters ending June 30, 2017 and September 30, 2017, respectively. The corrected diluted loss per share for the six months ended June 30, 2016 was $(0.06). The corrected diluted loss per share for the three and nine months ended September 30, 2016 was $(0.01) and $(0.07), respectively.

The errors were corrected as of December 31, 2016, but since the adjustments were not material to any of the quarters previously reported the Form 10-Qs for those periods were not amended. Management has determined the effects to be neither quantitatively or qualitatively material to the financial statements included in any of the Form 10-Qs filed during 2016.

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 33% and 24% of total sales for the three months ended March 31, 2017 and 2016, respectively. Sales to one of those customers were approximately 16% and 12% of total sales for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable from these customers were approximately 54% and 29% of total accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2017, we had an accumulated deficit of $227,428. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $4,343 at March 31, 2017. We also have $14,505 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	March 31,	December 31,
	2017	2016

Raw materials	$7,012	$4,912
Work in process	1,627	1,189
Finished goods	13,929	13,438
	22,568	19,539
Reserve for obsolete inventory	(2,293)	(1,938)
	$20,275	$17,601

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2017	2016

Machinery and equipment	$12,156	$10,885
Computers and other	9,136	9,119
Aquifer	482	482
Leasehold improvements	1,518	1,518
	23,292	22,004
Accumulated depreciation and amortization	(19,974)	(18,476)
	$3,318	$3,528

Assets held under capital leases are included in machinery and equipment and amounted to $1,117 and $1,142 as of March 31, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense totaled $227 and $184 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	March 31,	December 31,
	2017	2016

Trademarks	$12,166	$12,166
Indefinite-lived intangible assets	5,900	5,900
Customer relationships	19,110	19,110
Other	753	753
	37,929	37,929
Accumulated amortization	(8,315)	(7,732)
	$29,614	$30,197

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $583 and $506 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	March 31,	December 31,
	2017	2016

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $155 and $206 as of March 31, 2017 and December 31 2016, respectively.	$3,111	$3,061
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,292	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,292	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $2,101 and $2,304 as of March 31, 2017 and December 31, 2016, respectively	5,899	5,696
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $2,515 as of March 31, 2017	2,235	-
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $183 and $201 as of March 31, 2017 and December 31, 2016, respectively	1,817	1,799
Total related-party debt	49,453	44,096

Senior Credit Facility with Midcap, net of unamortized loan fees of $220 and $293 as of March 31, 2017 and December 31, 2016, respectively	15,138	13,035

Other Debt:
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,744 as of December 31, 2016	-	2,256
April 2016 note payable to JL-Utah Sub, LLC	500	500
Capital lease obligations	2,232	2,732
Total other debt	2,732	5,488

Total debt	67,323	62,619
Less current portion	(14,505)	(11,631)
Long-term debt	$52,818	$50,988

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, draws totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 7).

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

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, GH lent us $2,500. The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a Director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan. On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

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

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC, an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 commencing on February 28, 2017. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

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

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, Golisano LLC lent us $2,500. The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 Unsecured Promissory Note, Golisano LLC lent us $3,267. The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.0% per annum as of March 31, 2017. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

Other Debt

April 2016 Note Payable to JL-Utah Sub, LLC

Pursuant to an April 5, 2016 Unsecured Promissory Note, JL-Utah Sub, LLC lent us $500. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $21 commencing on April 21, 2017.

Capital Lease Obligations

Our capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner is a director of the Company.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of March 31, 2017, management believes we are in compliance with our financial covenants for each debt agreement.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of March 31, 2017, and changes during the three months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	15,855,017	0.18

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, March 31, 2017	15,855,017	0.18

Warrants Issued

Midcap Warrant

In connection with the line of credit agreement with MidCap described in Note 6, we issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant”). We entered into a Registration Rights Agreement with Midcap, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant.

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

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire a total of 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL, we issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1. In connection with Golisano LLC’s acquisition of the note payable from JL on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a Registration Rights Agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of March 31, 2017, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

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

In connection with the Golisano LLC December 2016 Note we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the GH December 2016 Note provides that we issue into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GF Warrant and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Warrant). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of March 31, 2017, we have estimated the total fair value of the derivative liabilities to be $7,453 as compared to $6,455 as of December 31, 2016. We had the following activity in our derivative liabilities account since December 31, 2016:

Three Months Ended
March 31,
2017
Derivative liabilities at December 31, 2016	$6,455

Loss on change in fair value of derivative liabilities	998
Derivative liabilities at March 31, 2017	$7,453

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted Restricted Stock Units to certain employees of the Company pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods. During the three months ended March 31, 2017, there were not any shares of common stock issued to employees pursuant to the vesting of Restricted Stock Units. As of March 31, 2017, 5,544,175 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a Repurchase Agreement 642,366 shares of the Company’s common stock were returned for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

At March 31, 2017, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-Q, we have not yet paid the liability to the purchaser and we are negotiating with the purchaser on extending the payment date. We cannot provide any assurance that we will be successful in negotiating an extension of the payment date. If we are not successful, the purchaser may sue the company for breach of contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in thousands, except share and per share amounts and number of employees)

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in subsequent Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, could also cause actual results to differ materially from those indicated by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

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

We continue to focus on integrating our two 2015 acquisitions. The first was the acquisition of the customer relationships of Nutricap, a provider of dietary supplement contract manufacturing services, into our subsidiary, NutraScience, in February 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, in October 2015. Progress has been made in consolidating manufacturing operations and we continue to believe that these acquisitions significantly strengthened our product offerings, contract manufacturing services and our sales and marketing capabilities, providing us with opportunities to improve our market position in addition to adding to supply chain efficiencies.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2017, we had an accumulated deficit of $227,428. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $4,343 at March 31, 2017. We also have $14,505 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the three months ended March 31, 2017, we obtained debt funding totaling $3,267 to execute the new supply chain initiatives and increase inventory levels. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and are reduced by an estimated reserve for obsolete inventory.

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

Results of Operations

Net Sales

Our net sales increased $3,482, or 17%, to $24,099 for the three months ended March 31, 2017 from $20,617 for the three months ended March 31, 2016. The increases in our net sales reflect the organic growth in our contract manufacturing as well as the decision to increase our fill rates to ship more product to our customers.

Gross Profit

Our gross profit increased $3,178, or 93%, to $6,600 for the three months ended March 31, 2017 from $3,422 for the three months ended March 31, 2016. The increases in our gross profit reflect the decision to exit certain lower margin, private label contract manufacturing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $3,327, or 34%, to $6,595 for the three months ended March 31, 2017 from $9,922 for the three months ended March 31, 2016. The decreases in our selling, general and administrative expenses are primarily due to our reduction in force to right-size the number of employees against the needs of current operations on April 13, 2016.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of the filing date of this Form 10-Q, we have not yet paid the liability to the purchaser and we are negotiating with the purchaser on extending the payment date. We cannot provide any assurance that we will be successful in negotiating an extension of the payment date. If we are not successful, the purchaser may sue the company for breach of contract.

Interest Expense, Net

Our interest expense increased $4, or less than 1%, to $1,964 for the three months ended March 31, 2017 from $1,960 for the three months ended March 31, 2016.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss). During the three months ended March 31, 2017, we recorded a loss on change in derivative liabilities of $998. During the three months ended March 31, 2016, we recorded a gain on change in derivative liabilities of $12,991.

Liquidity and Capital Resources

At March 31, 2017, we had an accumulated deficit of $227,428, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $4,343 at March 31, 2017. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2017, we had cash of $2,699. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $6,512 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we incurred new debt of $3,267 and a net increase in borrowings on our senior credit facility of $2,030 to fund our operations and debt repayment of $1,165.

Our total liabilities increased by $6,215 to $97,275 at March 31, 2017 from $91,060 at December 31, 2016. This increase in our total liabilities was primarily due to an increase in our non-cash derivative liabilities of $998, liabilities related to operations of $513 and a net increase of $4,704 in debt, principally due to new debt financings obtained during the first three months of 2017. For discussion of our debt financings completed to date during 2017, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $6,512 for the three months ended March 31, 2017 as a result of our net loss of $2,956, a non-cash loss on change in derivative liabilities of $998, as well as non-cash expenses totaling $1,612 and an increase in net operating assets and liabilities of $6,166. By comparison, for the three months ended March 31, 2016, net cash used in operating activities was $4,369 as a result of our net income of $1,319, a non-cash gain on change in derivative liabilities of $12,991 as well as other non-cash expenses totaling $6,361 and a decrease in net operating assets and liabilities of $942. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $18 and $37, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $4,132 for the three months ended March 31, 2017, primarily consisting of proceeds from the issuance of debt of $3,267, net borrowings of $2,030 under our revolving credit facilities, partially offset by repayment of debt of $1,165.   Net cash provided by financing activities was $16,449 for the three months ended March 31, 2016, consisting of proceeds from the exercise of warrants of $1, proceeds from the issuance of debt of $19,000 and a decrease in security deposits of $19, partially offset by repayment of debt of $2,571.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing to date in 2017 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida. The agreement expires 103 months after the commencement, which is expected to occur in the third quarter of this year, and has a monthly base rent of $17.

As of March 31, 2017, we have total debt of $67,323, of which $49,453 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our management concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2017.

Management’s Remediation Initiatives

Management plans and has initiated actions to implement a number of initiatives that address the ineffective design of the system of internal control over financial reporting and plans to initiate further actions to implement a number of initiatives, including but not limited to the following:

Work throughout the year with our independent Sarbanes-Oxley Act consultant to help improve the overall design of our system of internal control over financial reporting, so we promptly identify and refine prior to year-end.

Continue to evaluate control procedures on an ongoing basis, and, where possible modify those control procedures to improve management oversight.

Implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

We made various staff changes during 2016 and during our most recent fiscal quarter in our finance and accounting department and we believe these changes have enabled us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and to properly apply all relevant accounting. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

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

Changes in Internal Control over Financial Reporting

Other than the items discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rite Aid Hdqrts. Corp v. Twinlab Corporation, Case No. 2016-05532, in the Cumberland Court of Common Pleas, Pennsylvania, filed on October 11, 2016. The plaintiff in this matter alleges that we are in breach of contract related to the return of damaged, defective, outdated or discontinued goods, and further alleges that we are in breach of contract related to certain temporary price reductions or mark-downs of Twinlab products in Rite Aid Stores. On April 25, 2017, we entered into a confidential settlement of this matter with the Plaintiff, which does not have a material adverse effect on our financial condition/results of operations or cash flows.

Wilk Auslander LLP v. Twinlab Consolidation Corporation and  Twinlab Corporation, Index No. 652339/2017, in the Supreme Court of the State of New York, County of New York, filed on May 1, 2017. The plaintiff in this matter alleges that we are in breach of a retainer agreement related to the payment of certain legal fees and expenses. We are investigating the plaintiff's claims so that we will be able to timely respond to the plaintiff’s lawsuit.

Item 1A.	Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 15, 2017	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Alan S. Gever
Alan S. Gever
Chief Financial Officer and Chief Operating Officer