Form 10-Q
period 2017-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2017-08-11
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of common stock, $0.001 par value, outstanding on August 11, 2017 was 252,924,027 shares.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$487	$5,097
Accounts receivable, net of allowance of $1,602 and $2,365, respectively	9,275	7,768
Inventories, net	21,545	17,601
Prepaid expenses and other current assets	2,570	2,870
Total current assets	33,877	33,336

Property and equipment, net	3,109	3,528
Intangible assets, net	29,032	30,197
Goodwill	24,098	24,098
Other assets	1,767	1,667

Total assets	$91,883	$92,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,648	$7,866
Accrued expenses and other current liabilities	8,030	11,434
Derivative liabilities	7,750	6,455
Notes payable and current portion of long-term debt, net of discount of $1,952 and $2,297, respectively	17,609	11,631
Total current liabilities	41,037	37,386

Long-term liabilities:
Deferred gain on sale of assets	1,646	1,727
Deferred tax liability	959	959
Notes payable and long-term debt, net of current portion and discount of $2,551 and $3,451, respectively	53,612	50,988
Total long-term liabilities	56,217	53,674

Total liabilities	97,254	91,060

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 387,730,078 shares issued	388	388
Additional paid-in capital	226,680	226,380
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 and 134,163,685 shares at cost, respectively	(500)	(500)
Accumulated deficit	(231,909)	(224,472)
Total stockholders’ equity (deficit)	(5,371)	1,766

Total liabilities and stockholders' equity (deficit)	$91,883	$92,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$21,419	$22,222	$45,518	$42,839
Cost of sales	15,766	16,247	33,265	33,442

Gross profit	5,653	5,975	12,253	9,397

Selling, general and administrative expenses	7,333	8,567	13,928	18,489

Loss from operations	(1,680)	(2,592)	(1,675)	(9,092)

Other income (expense):
Interest expense, net	(2,478)	(2,147)	(4,442)	(4,107)
Loss on stock purchase guarantee	-	-	-	(3,210)
Gain (loss) on change in derivative liabilities	(297)	1,072	(1,295)	14,063
Other expense, net	(25)	(23)	(24)	(21)

Total other income (expense)	(2,800)	(1,098)	(5,761)	6,725

Loss before income taxes	(4,480)	(3,690)	(7,436)	(2,367)
Provision for income taxes	-	(13)	-	(17)

Total comprehensive loss	$(4,480)	$(3,703)	$(7,436)	$(2,384)

Weighted average number of common shares outstanding – basic	252,959,714	250,762,072	252,941,772	271,783,852

Net loss per common share – basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding – diluted (2016 corrected - see Note 1)	252,959,714	266,753,987	252,941,772	285,936,529

Net loss per common share – diluted (2016 corrected - see Note 1)	$(0.02)	$(0.02)	$(0.03)	$(0.06)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,436)	$(2,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612	1,352
Amortization of debt discount	1,244	1,129
Stock-based compensation	301	358
Provision for obsolete inventory	119	816
Provision for losses on accounts receivable	185	1,064
Loss on stock purchase price guarantee	-	3,210
(Gain) loss on change in derivative liabilities	1,295	(14,063)
Other non-cash items	(81)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,692)	(1,518)
Inventories	(4,063)	(952)
Prepaid expenses and other current assets	300	(1,037)
Other assets	(102)	97
Accounts payable	(218)	(3,515)
Accrued expenses and other current liabilities	(204)	2,461

Net cash used in operating activities	(8,740)	(12,982)

Cash flows from investing activities:
Purchase of property and equipment	(29)	(110)

Cash flows from financing activities:
Proceeds from the exercise of warrants	-	1
Proceeds from the issuance of debt	3,267	19,500
Repayment of debt	(1,057)	(2,479)
Net borrowings from revolving credit facility	1,949	755
Decrease in security deposits	-	27

Net cash provided by financing activities	4,159	17,804

Net increase (decrease) in cash	(4,610)	4,712
Cash at the beginning of the period	5,097	1,240

Cash at the end of the period	$487	$5,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS) - Continued

	Six Months Ended
	June 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,198	$2,094
Cash paid for income taxes	-	27

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in derivative liabilities and increase in common stock and additional paid-in capital on exercise of warrants	$-	$1,975
Issuance of other liability for purchase of treasury shares	-	500
Relief of stock subscription accrual through long-term debt	(3,200)	-
Issuance of new long-term debt as payment of existing prepaid stock subscription	3,200	-

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name (including the Twinlab® Fuel brand of sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage™ Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; the Re-Body® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$7,750	$-	$-	$7,750

December 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,455	$-	$-	$6,455

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2017, total allowances amounted to $1,602, of which $296 was related to doubtful accounts receivable. As of December 31, 2016, total allowances amounted to $2,365, of which $481 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning ReserveageTM Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of June 30, 2017 and December 31, 2016 was $5,900.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $41 for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, we recorded amortization of $81 and $82, respectively. As of June 30, 2017 and December 31, 2016, unamortized deferred gain on sale of assets was $1,646 and $1,727, respectively.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
				(as corrected)
Numerator:
Net loss	$(4,480)	$(3,703)	$(7,436)	$(2,384)
Effect of dilutive securities on net loss:
Common stock warrants	-	(1,072)	-	(14,063)

Total net loss for purpose of calculating diluted net loss per common share	$(4,480)	$(4,775)	$(7,436)	$(16,447)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	252,959,714	250,762,072	252,941,772	271,783,852
Weighted-average effect of dilutive securities:
Common stock warrants	-	15,991,915	-	14,152,677

Total shares for purpose of calculating diluted net loss per common share	252,959,714	266,753,987	252,941,772	285,936,529

Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Correction of 2016 Diluted Net Loss Per Share

The diluted net loss per share for the period ended June 30, 2016 has been corrected. In accordance with U.S. generally accepted accounting principles, when calculating diluted earnings or loss per share, if the effects are dilutive, companies are required to add back to net income or loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income or loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

For the period ended June 30, 2016, as originally reported, we did not add back the effects of the change in the derivative liability in computing dilutive income or loss per share. The dilutive loss per share for the three and six months ended June 30, 2016 in the table above has been revised to correct this error.

The table below reflects the diluted net loss per share as originally reported and net loss per share as corrected for the three and six months ended June 30, 2016.

	As originally reported	As corrected
Diluted net loss per shares (three months)	$(0.01)	$(0.02)
Diluted net loss per shares (six months)	$(0.01)	$(0.06)
Weighted average shares outstanding - diluted (three months)	250,762,072	266,753,987
Weighted average shares oustanding - diluted (six months)	271,783,852	285,936,529

Additionally, the diluted loss per share for the period ended September 30, 2016 will be reflected as corrected in the Form 10-Q for the quarter ending September 30, 2017. The corrected diluted loss per share for the three and nine months ended September 30, 2016 was $(0.01) and $(0.07), respectively.

The errors were corrected as of December 31, 2016, but since the adjustments were not material to any of the quarters previously reported, the Form 10-Qs for those periods were not amended. Management has determined the effects to be neither quantitatively or qualitatively material to the financial statements included in any of the Form 10-Qs filed during 2016.

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 22% and 26% of total sales for the three months ended June 30, 2017 and 2016, respectively, and 26% of total sales for the six months ended June 30, 2017 and 2016. Sales to one of those customers were approximately 10% and 9% of total sales for the three months ended June 30, 2017 and 2016, respectively, and 12% and 10% of total sales for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable from these customers were approximately 39% and 29% of total accounts receivable as of June 30, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, “Derivatives and Hedging (Topic 815)” which addresses the complexity of accounting for certain financial instruements with down round features. The amendments of this update change the determination of whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2017, we had an accumulated deficit of $231,909. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $7,160 at June 30, 2017. We also have $17,609 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	June 30,	December 31,
	2017	2016

Raw materials	$7,020	$4,912
Work in process	1,448	1,189
Finished goods	15,134	13,438
	23,602	19,539
Reserve for obsolete inventory	(2,057)	(1,938)
	$21,545	$17,601

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,	December 31,
	2017	2016

Machinery and equipment	$12,155	$10,885
Computers and other	9,148	9,119
Aquifer	482	482
Leasehold improvements	1,518	1,518
	23,303	22,004
Accumulated depreciation and amortization	(20,194)	(18,476)
	$3,109	$3,528

Assets held under capital leases are included in machinery and equipment and amounted to $1,116 and $1,142 as of June 30, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense totaled $220 and $162 for the three months ended June 30, 2017 and 2016, respectively, and totaled $447 and $346 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	June 30,	December 31,
	2017	2016

Trademarks	$12,166	$12,166
Indefinite-lived intangible assets	5,900	5,900
Customer relationships	19,110	19,110
Other	753	753
	37,929	37,929
Accumulated amortization	(8,897)	(7,732)
	$29,032	$30,197

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $582 for the three months ended June 30, 2017 and 2016 and was $1,165 and $1,088 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	June 30,	December 31,
	2017	2016

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $7 and $206 as of June 30, 2017 and December 31 2016, respectively.	$3,259	$3,061
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	-
November 2014 note payable to Golisano Holdings LLC (formerly payble to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1,898 and $2,304 as of June 30, 2017 and December 31, 2016, respectively	6,102	5,696
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $2,286 as of June 30, 2017	2,714	-
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $166 and $201 as of June 30, 2017 and December 31, 2016, respectively	1,834	1,799
Total related-party debt	50,716	44,096

Senior Credit Facility with Midcap, net of unamortized loan fees of $146 and $293 as of June 30, 2017 and December 31, 2016, respectively	15,131	13,035

Other Debt:
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,744 as of December 31, 2016	-	2,256
April 2016 note payable to JL-Utah Sub, LLC	437	500
Capital lease obligations	1,737	2,732
Huntington Holdings	3,200	-
Total other debt	5,374	5,488

Total debt	71,221	62,619
Less current portion	(17,609)	(11,631)
Long-term debt	$53,612	$50,988

Related-Party Debt

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, we are obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matured on July 25, 2017. This note was non-interest bearing, accordingly, using an imputed interest rate of 16.2%, we recorded a note discount in July 2014, which has been amortized into interest expense based on the effective interest rate method over the term of the note.

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which was to commence on February 28, 2017 but has been deferred to January 28, 2018. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which was to commence on April 21, 2017 but has been deferred to January 21, 2018. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

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

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a Director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis which was to commence on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter but has been deferred to January 13, 2018. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan. On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis which was to commence on March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter but has been deferred to January 1, 2018. This note bears interest of 12% per annum, payable monthly. We issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from JL. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis which was to commence on November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter but has been deferred to January 13, 2018. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from Penta. Our terms of this note payable remain the same with the only change for us being the holder of the promissory note.

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC, an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which was to commence on February 28, 2017 but has been deferred to January 28, 2018. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which was to commence on April 21, 2017 but has been deferred to January 21, 2018. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

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

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.05% per annum as of June 30, 2017. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

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

Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note is paid off prior to August 14, 2017, the 778,385 shares held in escrow will be released from escrow and transferred to the Company for no additional consideration. If the note remains outstanding on August 15, 2017, we shall have the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the shares held in escrow (the “Subject Shares”). Upon the exercise of this purchase option, the Subject Shares will be released from escrow and transferred to the Company. If the Huntington Note remains outstanding on August 15, 2017 and we do not exercise the option to purchase the shares, the shares will be returned from escrow to Huntington and we will no longer have repurchase rights. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of June 30, 2017, management believes we are in compliance with our financial covenants for each debt agreement.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of June 30, 2017, and changes during the six months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	15,855,017	0.18

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, June 30, 2017	15,855,017	0.18

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

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL, we issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1. In connection with Golisano LLC’s acquisition of the note payable from JL on March 8, 2017 (see Note 6 above for additional information), the remaining portions of these warrants were assigned to Golisano LLC.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a Registration Rights Agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of June 30, 2017, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

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

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the GH December 2016 Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Warrant and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Warrant). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of June 30, 2017, we have estimated the total fair value of the derivative liabilities to be $7,750 as compared to $6,455 as of December 31, 2016. We had the following activity in our derivative liabilities account since December 31, 2016:

Six Months Ended
June 30,
2017
Derivative liabilities at December 31, 2016	$6,455

Loss on change in fair value of derivative liabilities	1,295
Derivative liabilities at June 30, 2017	$7,750

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted Restricted Stock Units to certain employees of the Company pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the Restricted Stock Units and is amortizing the total estimated grant date value over the vesting periods. During the six months ended June 30, 2017, there were not any shares of common stock issued to employees pursuant to the vesting of Restricted Stock Units. As of June 30, 2017, 5,635,626 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a Repurchase Agreement 642,366 shares of the Company’s common stock were repurchased for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

At June 30, 2017, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note is paid off prior to August 14, 2017, the 778,385 shares held in escrow will be released from escrow and transferred to the Company for no additional consideration. If the note remains outstanding on August 15, 2017, we shall have the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares will be released from escrow and transferred to the Company. If the note remains outstanding on August 15, 2017 and we do not exercise the option to purchase the shares, the shares will be returned from escrow to Huntington and we will no longer have repurchase rights. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name.  We do not market these private label products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2017, we had an accumulated deficit of $231,909. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $7,160 at June 30, 2017. We also have $17,609 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the six months ended June 30, 2017, we obtained debt funding totaling $3,267 to execute the new supply chain initiatives and increase inventory levels. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Results of Operations

Net Sales

Our net sales decreased $803, or 4%, to $21,419 for the three months ended June 30, 2017 from $22,222 for the three months ended June 30, 2016. On a year-to-date basis, our net sales increased $2,679, or 6%, to $45,518 for the six months ended June 30, 2017 from $42,839 for the six months ended June 30, 2016. The increase in our net sales for the six months reflects the organic growth in our contract manufacturing business. In addition, we have increased sales of our Twinlab products due to improved stock levels, and have increased Organic Holdings sales through additional airtime and higher performance of sales through QVC channel.

Gross Profit

Our gross profit decreased $322, or 5%, to $5,653 for the three months ended June 30, 2017 from $5,975 for the three months ended June 30, 2016.  On a year-to-date basis, our gross profit increased $2,856, or 30%, to $12,253 for the six months ended June 30, 2017 from $9,397 for the six months ended June 30, 2016.  The increase in our gross profit for the six months is derived from higher sales volumes combined with increased sales of profitable products. In addition, compared to last year, there have been reductions to our manufacturing related general and administrative expenses that have positively affected our margins.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,234, or 14%, to $7,333 for the three months ended June 30, 2017 from $8,567 for the three months ended June 30, 2016. On a year-to-date basis, our selling, general and administrative expenses decreased $4,561, or approximately 25%, to $13,928 for the six months ended June 30, 2017 from $18,489 for the six months ended June 30, 2016. The decreases in our selling, general and administrative expenses are primarily due to our reduction in force to right-size the number of employees against the needs of current operations in 2017.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note is paid off prior to August 14, 2017, the 778,385 shares held in escrow will be released from escrow and transferred to the Company for no additional consideration. If the note remains outstanding on August 15, 2017, we shall have the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the shares held in escrow (the “Subject Shares”). Upon the exercise of this purchase option, the Subject Shares will be released from escrow and transferred to the Company. If the Huntington Note remains outstanding on August 15, 2017 and we do not exercise the option to purchase the shares, the shares will be returned from escrow to Huntington and we will no longer have repurchase rights. Pursuant to the agreement we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

Interest Expense, Net

Our interest expense increased $331, or 15%, to $2,478 for the three months ended June 30, 2017 from $2,147 for the three months ended June 30, 2016.  On a year-to-date basis, our interest expense increased $335, or 8%, to $4,442 for the six months ended June 30, 2017 from $4,107 for the six months ended June 30, 2016. The increase in our interest expense is primarily due to increases in our third-party or related party debt.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance and each subsequent balance sheet reporting date. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as gain (loss) on change in derivative liabilities in our consolidated statements of comprehensive loss. During the three months and six months ended June 30, 2017, we reported a loss on change in derivative liabilities of $297 and $1,295, respectively. During the three and six months ended June 30, 2016, we reported a gain on change in derivative liabilities of $1,072 and $14,063, respectively.

Liquidity and Capital Resources

At June 30, 2017, we had an accumulated deficit of $231,909, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase price guarantee. We have a working capital deficiency of $7,160 at June 30, 2017. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party or related party debt and proceeds from the exercise of warrants. As of June 30, 2017, we had cash of $487. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $8,740 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we incurred new debt of $3,267, had a net increase in borrowings on our senior credit facility of $1,949 to fund our operations and debt repayment of $1,057.

Our total liabilities increased by $6,194 to $97,254 at June 30, 2017 from $91,060 at December 31, 2016. This increase in our total liabilities was primarily due to an increase in our non-cash derivative liabilities of $1,295, a non-cash increase in our debt of $3,200, a decrease in our liabilities related to operations of $3,703 and a net increase of $5,402 in debt. For discussion of our debt financings completed to date during 2017, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $8,740 for the six months ended June 30, 2017 as a result of our net loss of $7,436, a non-cash loss on change in derivative liabilities of $1,295, as well as non-cash expenses totaling $3,380 and an increase in net operating assets and liabilities of $5,979. By comparison, for the six months ended June 30, 2016, net cash used in operating activities was $12,982 as a result of our net loss of $2,384, a non-cash gain on change in derivative liabilities of $14,063 as well as other non-cash expenses totaling $7,929 and a decrease in net operating assets and liabilities of $4,464. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $29 and $110, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $4,159 for the six months ended June 30, 2017, primarily consisting of proceeds from the issuance of debt of $3,267, net borrowings of $1,949 under our revolving credit facilities, partially offset by repayment of debt of $1,057. Net cash provided by financing activities was $17,804 for the six months ended June 30, 2016, consisting of proceeds from the exercise of warrants of $1, proceeds from the issuance of debt of $19,500, net borrowings of $755 under our revolving credit facilities, and a decrease in security deposits of $27, partially offset by repayment of debt of $2,479.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, “Derivatives and Hedging (Topic 815)” which addresses the complexity of accounting for certain financial instruements with down round features. The amendments of this update change the determination of whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. We have not yet determined the impact on our consolidated financial statements of the adoption of this new accounting pronouncement.

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

Material Contractual Obligations

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida. The agreement expires 103 months after the commencement, which occued in August 2017, and has a monthly base rent of $17.

As of June 30, 2017, we have total debt of $71,221, of which $50,716 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Effective February 6, 2013, we entered into an operating lease agreement for approximately 170,000 square feet of manufacturing, research and development, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah. The agreement expires in February 2028 and has a monthly base rent of $60, provided that commencing on the five-year anniversary date thereafter, the base rent shall be increased by 10% over the base rent for the preceding five-year period.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our management concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2017.

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

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

In re: Herbal Supplements Marketing and Sales Practice Litigation, MDL No. 2619, Case No. 1:15-cv-5070, U.S. District Court for the Northern District of Illinois, filed on June 9, 2015. We are not a party to this matter, which joined in a multidistrict litigation a number of purported class actions arising from allegations raised by a state attorney general claiming that DNA barcoding testing conducted on behalf of the attorney general indicated that certain herbal supplement products did not contain the herbal ingredients stated on the label. We do, however, pursuant to contractual obligations, provide indemnity and defense with respect to certain of the claims in this litigation. The defendants in this litigation intend to take all necessary steps to vigorously defend this matter.

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

Wilk Auslander LLP v. Twinlab Consolidation Corporation and Twinlab Corporation, Index No. 652339/2017, in the Supreme Court of the State of New York, County of New York, filed on May 1, 2017. The plaintiff in this matter alleged that we were in breach of a retainer agreement related to the payment of certain legal fees and expenses. On June 1, 2017, we entered into a settlement of this matter with the plaintiff, which does not have material adverse effect on our financial conditions/results of operations or cash flows.

Corr-Jensen Inc. v. Mark Walsh and Twinlab Corporation, Case No. 1:17-cv-01473-CBS, in the U.S. District Court for the District of Colorado, filed on June 16, 2017. The plaintiff, Corr-Jensen Inc., alleges Twinlab Corporation intentionally and improperly interfered with Mr. Walsh’s employment agreement and release with the plaintiff by allegedly engaging Mr. Walsh or continuing to engage him. The plaintiff is seeking an injunction to enjoin Twinlab from employing or engaging Mr. Walsh for a period of six months and for such damages to be determined at trial, attorney’s fees, costs and expenses, interest and any other relief the court deems proper. The Company intends to take necessary steps to vigorously defend itself.

Winn-Dixie Stores, Inc., BI-LO, LLC and Sampson Merger Sub, LLC v. Twinlab Corporation, Case No.: 16-2017-CA-004367, in the Circuit Court of the Fourth Judicial District in and for Duval County, Florida, filed on July 11, 2017. The plaintiffs in this matter allege Twinlab Corporation is in breach of a contract agreement related to unpaid invoices. We are reviewing the plaintiffs’ claims and we plan on responding timely to the plaintiffs’ lawsuit.

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

10.1

Settlement Agreement, dated June 2, 2017, by and among Twinlab Consolidated Corporation, Twinlab Consolidated Holdings, Inc., Nutrascience Labs, Inc., 2014 Huntington Holdings, LLC, Carolyn Holdings, LLC, NCL Holding Company, LLC and Vitacap Labs, LLC.(1)

10.2	Unsecured Promissory Note, dated June 2. 2017, issued by Twinlab Consolidated Holdings, Inc. in favor of 2014 Huntington Holdings, LLC.(2)
10.3

Subordination Agreement, dated June 2, 2017, by and among 2014 Huntington Holdings, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Coporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC, and Midcap Funding X Trust.(3)

10.4	Agreement of Lease, dated June 2, 2017, between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc.(4)
10.5	Rider to the Lease, dated June 2, 2017, by and between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc.(5)
10.6	Landlord’s Agreement, dated June 2, 2017, by an damong Carolyn Holdings LLC, Twinlab Consolidated Holdings, Inc. and Midcap Funding X Trust.(6)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema.
101.CA	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XBRL Taxonomy Extension Presentation.
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.165 therein).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.166 therein).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.167 therein).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.168 therein).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.169 therein).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2017 (filed as Exhibit 10.170 therein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 11, 2017	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Alan S. Gever
Alan S. Gever
Chief Financial Officer and Chief Operating Officer