Form 10-Q
period 2017-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2017-11-14
CIK 1590695

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐   No ☒

The number of shares of common stock, $0.001 par value, outstanding on November 14, 2017 was 252,924,027 shares.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$2,233	$5,097
Accounts receivable, net of allowance of $2,777 and $2,365, respectively	8,737	7,768
Inventories, net	18,368	17,601
Prepaid expenses and other current assets	2,238	2,870
Total current assets	31,576	33,336

Property and equipment, net	3,240	3,528
Intangible assets, net	28,450	30,197
Goodwill	24,098	24,098
Other assets	1,768	1,667

Total assets	$89,132	$92,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,607	$7,866
Accrued expenses and other current liabilities	10,266	11,434
Derivative liabilities	8,143	6,455
Notes payable and current portion of long-term debt, net of discount of $1,871 and $2,297, respectively	17,091	11,631
Total current liabilities	40,107	37,386

Long-term liabilities:
Deferred gain on sale of assets	1,606	1,727
Deferred tax liability	959	959
Notes payable and long-term debt, net of current portion and discount of $2,102 and $3,451, respectively	57,162	50,988
Total long-term liabilities	59,727	53,674

Total liabilities	99,834	91,060

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 387,730,078 shares issued	388	388
Additional paid-in capital	226,766	226,380
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 and 134,163,685 shares at cost, respectively	(500)	(500)
Accumulated deficit	(237,326)	(224,472)
Total stockholders’ equity (deficit)	(10,702)	1,766

Total liabilities and stockholders' equity (deficit)	$89,132	$92,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$20,612	$23,046	$66,130	$65,885
Cost of sales	17,103	15,963	50,368	49,405

Gross profit	3,509	7,083	15,762	16,480

Selling, general and administrative expenses	6,646	7,760	20,574	26,249

Loss from operations	(3,137)	(677)	(4,812)	(9,769)

Other income (expense):
Interest expense, net	(1,876)	(2,423)	(6,318)	(6,530)
Loss on stock purchase guarantee	-	-	-	(3,210)
Gain (loss) on change in derivative liabilities	(393)	14,065	(1,688)	28,128
Other income (expense), net	(12)	3	(36)	(18)

Total other income (expense)	(2,281)	11,645	(8,042)	18,370

Income (loss) before income taxes	(5,418)	10,968	(12,854)	8,601
Provision for income taxes	-	-	-	(17)

Total comprehensive income (loss)	$(5,418)	$10,968	$(12,854)	$8,584

Weighted average number of common shares outstanding – basic	252,924,027	250,806,152	252,935,792	264,740,245

Net income (loss) per common share – basic	$(0.02)	$0.04	$(0.05)	$0.03

Weighted average number of common shares outstanding – diluted (2016 corrected - see Note 1)	252,924,027	264,224,781	252,935,792	277,221,732

Net loss per common share – diluted (2016 corrected - see Note 1)	$(0.02)	$(0.01)	$(0.05)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(12,854)	$8,584
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,416	2,212
Amortization of debt discount	1,774	2,717
Stock-based compensation	386	540
Provision for obsolete inventory	466	1,194
Provision for losses on accounts receivable	167	267
Loss on stock purchase price guarantee	-	3,210
(Gain) loss on change in derivative liabilities	1,688	(28,128)
Other non-cash items	(121)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(1,136)	(2,293)
Inventories	(1,233)	(4,044)
Prepaid expenses and other current assets	632	(1,113)
Other assets	(101)	63
Accounts payable	(3,259)	(5,241)
Accrued expenses and other current liabilities	2,032	1,621

Net cash used in operating activities	(9,143)	(20,535)

Cash flows from investing activities:
Purchase of property and equipment	(51)	(119)

Cash flows from financing activities:
Proceeds from the exercise of warrants	-	1
Proceeds from the issuance of debt	6,267	22,089
Repayment of debt	(1,583)	(2,973)
Net borrowings from revolving credit facility	1,646	3,342

Net cash provided by financing activities	6,330	22,459

Net increase (decrease) in cash	(2,864)	1,805
Cash at the beginning of the period	5,097	1,240

Cash at the end of the period	$2,233	$3,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS) - Continued

	Nine Months Ended
	September 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$982	$3,818
Cash paid for income taxes	-	27

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in derivative liabilities and increase in common stock and additional paid-in capital on exercise of warrants	$-	$1,975
Issuance of other liability for purchase of treasury shares	-	500
Relief of stock subscription accrual through long-term debt	(3,200)	-
Issuance of new long-term debt as payment of existing stock subscription accrual	3,200	-
Property and equipment acquired through the issuance of capital leases	330	-
Repayment of short-term debt	-	(2,589)
Issuance of long-term debt	-	2,589

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name (including the Twinlab® Fuel brand of sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage™ Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; the Re-Body® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

September 30, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$8,143	$-	$-	$8,143

December 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,455	$-	$-	$6,455

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2017, total allowances amounted to $2,777, of which $314 was related to doubtful accounts receivable. As of December 31, 2016, total allowances amounted to $2,365, of which $481 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of September 30, 2017 and December 31, 2016 was $5,900.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $40 and $41 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recorded amortization of $121 and $122, respectively. As of September 30, 2017 and December 31, 2016, unamortized deferred gain on sale of assets was $1,606 and $1,727, respectively.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(as corrected)		(as corrected)
Numerator:
Net income (loss)	$(5,418)	$10,968	$(12,854)	$8,584
Effect of dilutive securities on net income (loss):
Common stock warrants	-	(14,065)	-	(28,128)

Total net loss for purpose of calculating diluted net loss per common share	$(5,418)	$(3,097)	$(12,854)	$(19,544)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	252,924,027	250,806,152	252,935,792	264,740,245
Weighted-average effect of dilutive securities:
Common stock warrants	-	13,418,629	-	12,481,487

Total shares for purpose of calculating diluted net loss per common share	252,924,027	264,224,781	252,935,792	277,221,732

Net income (loss) per common share:
Basic	$(0.02)	$0.04	$(0.05)	$0.03
Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.07)

Correction of 2016 Diluted Net Loss Per Share

The diluted net loss per share for the period ended September 30, 2016 has been corrected. In accordance with U.S. generally accepted accounting principles, when calculating diluted earnings or loss per share, if the effects are dilutive, companies are required to add back to net income or loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income or loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

For the period ended September 30, 2016, as originally reported, we did not add back the effects of the change in the derivative liability in computing dilutive income or loss per share. The dilutive loss per share for the three and nine months ended September 30, 2016 in the table above has been revised to correct this error.

The table below reflects the diluted net loss per share as originally reported and net loss per share as corrected for the three and nine months ended September 30, 2016.

	As originally reported	As corrected

Diluted net income (loss) per common share (three months)	$0.04	$(0.01)
Diluted net income (loss) per common share (nine months)	$0.03	$(0.07)
Weighted average shares oustanding - diluted (three months)	258,565,687	264,224,781
Weighted average shares oustanding - diluted (nine months)	275,633,914	277,221,732

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

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 33% and 25% of total sales for the three months ended September 30, 2017 and 2016, respectively, and 27% and 26% of total sales for the nine months ended September 30, 2017 and 2016, respectively. Sales to one of those customers were approximately 13% and 11% of total sales for the three months ended September 30, 2017 and 2016, respectively, and 12% and 11% of total sales for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable from these customers were approximately 55% and 29% of total accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

Recent Accounting Pronouncements

In May 2017, FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

In January 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months affecting the pattern of expense recognition in the income statement. Leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are performing an assessment of our leases and have begun preparations for implementation and retrospective application to the earliest reporting period. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, we expect the new guidance will materially impact the asset and liability balances of our consolidated financial statements and related disclosures at the time of adoption.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2017, we had an accumulated deficit of $237,326. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $8,531 at September 30, 2017. We also have $17,091 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	September 30,	December 31,
	2017	2016

Raw materials	$6,348	$4,912
Work in process	2,013	1,189
Finished goods	12,411	13,438
	20,772	19,539
Reserve for obsolete inventory	(2,404)	(1,938)
	$18,368	$17,601

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2017	2016

Machinery and equipment	$12,156	$10,885
Computers and other	9,500	9,119
Aquifer	482	482
Leasehold improvements	1,518	1,518
	23,656	22,004
Accumulated depreciation and amortization	(20,416)	(18,476)
	$3,240	$3,528

Assets held under capital leases are included in machinery and equipment and amounted to $1,082 and $1,142 as of September 30, 2017 and December 31, 2016, respectively.

Depreciation and amortization expense totaled $222 and $221 for the three months ended September 30, 2017 and 2016, respectively, and totaled $669 and $567 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at:

	September 30,	December 31,
	2017	2016

Trademarks	$12,166	$12,166
Indefinite-lived intangible assets	5,900	5,900
Customer relationships	19,110	19,110
Other	753	753
	37,929	37,929
Accumulated amortization	(9,479)	(7,732)
	$28,450	$30,197

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $582 and $557 for the three months ended September 30, 2017 and 2016, respectively, and was $1,747 and $1,645 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6 – DEBT

Debt consisted of the following at:

	September 30,	December 31,
	2017	2016

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $0 and $206 as of September 30, 2017 and December 31, 2016, respectively	$3,267	$3,061
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	-
November 2014 note payable to Golisano Holdings LLC (formerly payble to Penta
Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1,694 and $2,304 as of September 30, 2017 and December 31, 2016, respectively	6,306	5,696
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC
Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $2,058 as of September 30, 2017	2,942	-
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta
Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $148 and $201 as of September 30, 2017 and December 31, 2016, respectively	1,852	1,799
Total related-party debt	54,174	44,096

Senior Credit Facility with Midcap, net of unamortized loan fees of $73 and $293 as of September 30, 2017 and December 31, 2016, respectively	14,901	13,035

Other Debt:
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,744 as of December 31, 2016	-	2,256
April 2016 note payable to JL-Utah Sub, LLC	396	500
Capital lease obligations	1,582	2,732
Huntington Holdings	3,200	-
Total other debt	5,178	5,488

Total debt	74,253	62,619
Less current portion	(17,091)	(11,631)
Long-term debt	$57,162	$50,988

Related-Party Debt

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, we are obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations will terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matured on July 25, 2017 however this note remains outstanding and principal payment has been deferred to 2018. This note was non-interest bearing, accordingly, using an imputed interest rate of 16.2%, we recorded a note discount in July 2014, which has been amortized into interest expense based on the effective interest rate method over the term of the note.

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

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 Secured Promissory Note, GH lent us $3,000.  The note matures on August 29, 2020, bears interest at an annual rate of 8.5%, with the principal payable at maturity.  We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL.

Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta. Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans.

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

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.24% per annum as of September 30, 2017. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

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

Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016.  On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the shares held in escrow (the “Subject Shares”). Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of September 30, 2017, management believes we are in compliance with our financial covenants for each debt agreement.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of September 30, 2017, and changes during the nine months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	15,855,017	0.18

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, September 30, 2017	15,855,017	0.18

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

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire an additional 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right multiplied by (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right multiplied by (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of September 30, 2017, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

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

In connection with the GH August 2017 Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Warrant and any accrued and unpaid interest thereon as of August 29, 2020 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Warrant). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock does not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of September 30, 2017, we have estimated the total fair value of the derivative liabilities to be $8,143 as compared to $6,455 as of December 31, 2016. We had the following activity in our derivative liabilities account since December 31, 2016:

Nine Months Ended
September 30,
2017
Derivative liabilities at December 31, 2016	$6,455

Loss on change in fair value of derivative liabilities	1,688
Derivative liabilities at September 30, 2017	$8,143

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. During the nine months ended September 30, 2017, there were not any shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of September 30, 2017, 6,060,943 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement, 642,366 shares of the Company’s common stock were repurchased for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

At September 30, 2017, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

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

We have fully integrated our two 2015 acquisitions. The first was the acquisition of the customer relationships of Nutricap, a provider of dietary supplement contract manufacturing services, into our subsidiary, NutraScience, in February 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, in October 2015. Progress has been made in consolidating manufacturing operations and we continue to believe that these acquisitions significantly strengthened our product offerings, contract manufacturing services and our sales and marketing capabilities, providing us with opportunities to improve our market position in addition to adding to supply chain efficiencies.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2017, we had an accumulated deficit of $237,326. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $8,531 at September 30, 2017. We also have $17,091 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has taken steps to address operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the nine months ended September 30, 2017, we obtained debt funding totaling $6,267 to execute the new supply chain initiatives and increase inventory levels. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Results of Operations

Net Sales

Our net sales decreased $2,434, or 11%, to $20,612 for the three months ended September 30, 2017 from $23,046 for the three months ended September 30, 2016. On a year-to-date basis, our net sales increased $245, or 0%, to $66,130 for the nine months ended September 30, 2017 from $65,885 for the nine months ended September 30, 2016. The decrease in our net sales for the three months ended September 30, 2017 reflects the decision to exit certain lower margin contract manufacturing business at Twinlab and lower Twinlab branded sales due to lost distribution from out-of-stock conditions caused by order fulfillment shortfalls during 2016. Our net sales for the nine months ended September 30, 2017 increased due to organic growth in Nutrascience’s contract manufacturing business.

Gross Profit

Our gross profit decreased $3,574, or 50%, to $3,509 for the three months ended September 30, 2017 from $7,083 for the three months ended September 30, 2016.  On a year-to-date basis, our gross profit decreased $718, or 4%, to $15,762 for the nine months ended September 30, 2017 from $16,480 for the nine months ended September 30, 2016.  The decrease in our gross profit for the three months ended September 30, 2017 is derived from lower net sales as well as one-time inventory write-offs. The decrease in our gross profit for the nine months ended September 30, 2017 is derived from one-time inventory write-offs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,114, or 14%, to $6,646 for the three months ended September 30, 2017 from $7,760 for the three months ended September 30, 2016. On a year-to-date basis, our selling, general and administrative expenses decreased $5,675, or approximately 22%, to $20,574 for the nine months ended September 30, 2017 from $26,249 for the nine months ended September 30, 2016. The decreases in our selling, general and administrative expenses are primarily due to our reduction in force to right-size the number of employees which began in 2016.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016.  On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrued at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increased to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company.  If the Huntington Note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Interest Expense, Net

Our interest expense decreased $547, or 23%, to $1,876 for the three months ended September 30, 2017 from $2,423 for the three months ended September 30, 2016.  On a year-to-date basis, our interest expense decreased $212, or 3%, to $6,318 for the nine months ended September 30, 2017 from $6,530 for the nine months ended September 30, 2016. The decrease in our interest expense is primarily due to a decrease in our note discounts which are amortized into interest expense.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance and each subsequent balance sheet reporting date. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as gain (loss) on change in derivative liabilities in our consolidated statements of comprehensive loss. During the three months and nine months ended September 30, 2017, we reported a loss on change in derivative liabilities of $393 and $1,688, respectively. During the three and nine months ended September 30, 2016, we reported a gain on change in derivative liabilities of $14,065 and $28,128, respectively.

Liquidity and Capital Resources

At September 30, 2017, we had an accumulated deficit of $237,326, primarily because of our history of operating losses and our recording of derivative liabilities and loss on a stock purchase price guarantee. We have a working capital deficiency of $8,531 at September 30, 2017. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party or related party debt and proceeds from the exercise of warrants. As of September 30, 2017, we had cash of $2,233. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $9,143 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we incurred new debt of $6,267, had a net increase in borrowings on our senior credit facility of $1,646 to fund our operations and debt repayment of $1,583.

Our total liabilities increased by $8,774 to $99,834 at September 30, 2017 from $91,060 at December 31, 2016. This increase in our total liabilities was primarily due to an increase in our non-cash derivative liabilities of $1,688, a non-cash increase in our debt of $3,530, a decrease in our liabilities related to operations of $4,548 and a net increase of $8,104 in debt. For discussion of our debt financings completed to date during 2017, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $9,143 for the nine months ended September 30, 2017 as a result of our net loss of $12,854, a non-cash loss on change in derivative liabilities of $1,688, as well as non-cash expenses totaling $5,088 and an increase in net operating assets and liabilities of $3,065. By comparison, for the nine months ended September 30, 2016, net cash used in operating activities was $20,535 as a result of our net income of $8,584, a non-cash gain on change in derivative liabilities of $28,128 as well as other non-cash expenses totaling $10,016 and a increase in net operating assets and liabilities of $11,007. See Condensed Consolidated Statements of Cash Flows included in this report for additional information.

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $51 and $119, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $6,330 for the nine months ended September 30, 2017, primarily consisting of proceeds from the issuance of debt of $6,267, net borrowings of $1,646 under our revolving credit facilities, partially offset by repayment of debt of $1,583. Net cash provided by financing activities was $22,459 for the nine months ended September 30, 2016, consisting of proceeds from the issuance of debt of $22,089, net borrowings of $3,342 under our revolving credit facilities, partially offset by repayment of debt of $2,973.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing to date in 2017 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Accounting Pronouncements

In May 2017, FASB amended its guidance regarding the scope of modification accounting for share-based compensation arrangements. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

In January 2017, FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months affecting the pattern of expense recognition in the income statement. Leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are performing an assessment of our leases and have begun preparations for implementation and retrospective application to the earliest reporting period. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, we expect the new guidance will materially impact the asset and liability balances of our consolidated financial statements and related disclosures at the time of adoption.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations.

Material Contractual Obligations

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida. The agreement expires 103 months after the commencement, which occured in August 2017, and has a monthly base rent of $17.

As of September 30, 2017, we have total debt of $74,253, of which $54,174 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this report.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our management concluded that, as a result of material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2017.

Management’s Remediation Initiatives

Management plans and has initiated actions to implement a number of initiatives that address the ineffective design of the system of internal control over financial reporting and plans to initiate further actions to implement a number of initiatives, including but not limited to the following:

Work throughout the year with our independent Sarbanes-Oxley Act consultant to help improve the overall testing of our system of internal control over financial reporting, so we promptly identify and refine prior to year-end.

Continue to evaluate control procedures on an ongoing basis, and, where possible modify those control procedures to improve management oversight.

Implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

We made various staff changes during 2017 in our finance and accounting department and we believe these changes have enabled us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and to properly apply all relevant accounting. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.

Management will continue the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them. Key control and compensating control procedures have been developed to ensure that weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing has been implemented to ensure that controls continue to operate consistently and as designed. The remediation steps we have taken, are taking and expect to take may not effectively remediate the material weaknesses, in which case our internal control over financial reporting would continue to be ineffective. Even if we are able to complete these actions successfully, these measures may not adequately address our material weaknesses and may take additional time to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weaknesses will result in additional errors in or restatements of our financial statements.

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

Corr-Jensen Inc. v. Mark Walsh and Twinlab Corporation, Case No. 1:17-cv-01473-CBS, in the U.S. District Court for the District of Colorado, filed on June 16, 2017. The plaintiff, Corr-Jensen Inc., alleges Twinlab Corporation intentionally and improperly interfered with Mr. Walsh’s employment agreement and release with the plaintiff by allegedly engaging Mr. Walsh or continuing to engage him. On September 21, 2017, we entered into a confidential settlement of this matter with the plaintiff, which did not have a material adverse effect on our financial condition/results of operations or cash flows.

Winn-Dixie Stores, Inc., BI-LO, LLC and Sampson Merger Sub, LLC v. Twinlab Corporation, Case No.: 16-2017-CA-004367, in the Circuit Court of the Fourth Judicial District in and for Duval County, Florida, filed on July 11, 2017. The plaintiffs in this matter allege Twinlab Corporation is in breach of a contract agreement related to unpaid invoices. On September 25, 2017, we entered into a confidential settlement of this matter with the plaintiffs, which did not have a material adverse effect on our financial condition/results of operations or cash flows.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating cash flow.

Item 6.             Exhibits.

Exhibit Number	Exhibit Description

10.1

Secured Promissory Note, dated August 30, 2017, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (incorporated by reference from Exhibit 10.171 to the Form 8-K filed with the Securities and Exchange Commission on September 6, 2017).

10.2

Warrant, dated August 30, 2017, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (incorporated by reference from Exhibit 10.172 to the Form 8-K filed with the Securities and Exchange Commission on September 6, 2017).

10.3

Amendment No. 13 to Credit and Security Agreement and Limited Consent, dated as of August 30, 2017, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference from Exhibit 10.173 to the Form 8-K filed with the Securities and Exchange Commission on September 6, 2017).

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 14, 2017	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Alan S. Gever
Alan S. Gever
Chief Financial Officer and Chief Operating Officer