Form 10-K
period 2017-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2018-04-03
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2017 was $24,893,196 (computed by reference to the average bid and asked price on such date).

The number of shares of common stock, $0.001 par value, outstanding on April 2, 2018 was 253,275,066 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key management personnel;

•	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

•	dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

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

•	material product liability claims and product recalls;

•	our inability to obtain or renew insurance, or to manage insurance costs;

•	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

•	difficulty entering new international markets;

•	legal proceedings initiated by regulators in the U.S. or abroad;

•	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into our business;

•	loss of certain third-party suppliers;

•	the availability and pricing of raw materials;

•	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

•	increased competition and failure to compete effectively;

•	our inability to respond to changing consumer preferences;

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

•	work stoppages at our facilities;

•	increased raw material, utility and fuel costs;

•	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian Dollar and the Chinese Renminbi;

•	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

•	failure to maintain and/or upgrade our information technology systems;

•	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

•	failure to maintain effective controls over financial reporting;

•	other factors disclosed in this Report; and

•	other factors beyond our control.

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

In November 2013, THI acquired certain assets of PatentHealth LLC, primarily the Trigosamine® brand, out of receivership, expanding THI's brand footprint to include the fast growing joint support category in the mass market and drugstore channels. In February 2015, TCC’s NutraScience acquired the customer relationships of Nutricap, a provider of nutritional supplement contract manufacturing services. In October 2015, TCC acquired all of the membership units of Organic Holdings, which, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including the award-winning Reserveage™ Nutrition brand. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories.

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

Industry

According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $194.0 billion in retail sales in 2016. The Natural Products Market is comprised of the following submarkets (with estimated 2016 sales indicated): (i) natural and organic personal care, $18.6 billion, (ii) natural and organic foods, $75.2 billion, (iii) functional foods, $59.1 billion and (iv) vitamins, minerals and supplements, $41.2 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"). Our business plan includes expansion into one or several of the other three channels of the Natural Products Market: natural and organic personal care, natural and organic foods, and functional foods.

The total retail VMS Market is highly fragmented with estimated sales of $41.2 billion in 2016, $38.8 billion in 2015 and $36.7 billion in 2014. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age.

Products

We primarily manufacture and market nutritional supplements. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, and powders.

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

Marketing strategies for Reserveage™ Nutrition include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through innovation, product trial, advertising and promotional programs and 2) increase in-store education through dedicated brand ambassadors in strategic markets.

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

ResVitale®

The ResVitale® brand of dietary supplements is marketed and sold exclusively to GNC. Marketing strategies for the ResVitale® brand include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through awareness campaigns and product trial and 2) increase in-store education through brand ambassadors in strategic markets.

Twinlab® Brand Vitamins

Twinlab® is a heritage brand of vitamins that has been in the market for nearly 50 years and carries a great deal of brand awareness amongst health and natural food consumers. Since Twinlab® is a distributed brand (shipping to certain major retailers, but also to nationwide distributors who resell to smaller retailers), we deliver training to distributor sales teams and participate in distributor and retailer shows designed to reach retailers and store managers.

Marketing strategies for Twinlab® include two main initiatives: 1) awareness and trial of key existing products and 2) awareness, trial and education for new products.

Marketing and promotional efforts for Twinlab® focus on both trade and consumer tactics:

Public Relations and Bloggers – Outreach to media and blogger influencers has resulted in features and reviews in online and print media channels.

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

Social Media - Instagram and Facebook are mainstays for our digital strategy, with exploration into new “Live” video options offered by each platform, allowing us to deepen our connection with our consumers.

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

NutraScience Labs, Inc.

NutraScience Labs helps dietary supplement companies bring high-quality formulations to the market by delivering best-in-class, turnkey manufacturing, packaging design, and fulfillment services “under one roof”. Marketing activities for NutraScience Labs focuses on acquiring new customers through digital marketing and trade media.

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

We spent approximately $1,377 and $1,266 for R&D for the fiscal years ended December 31, 2017 and 2016, respectively. The key to our strategy is innovation and we intend to continue to allocate the appropriate resources to ensure our products remain top of choice with consumers, retailers, and our strategic partners.

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

Significant Customers

Sales to our top three customers aggregated to approximately 30% and 27% of total consolidated sales in 2017 and 2016, respectively. Sales to one of those customers were approximately 12% of total sales in 2017 and 2016. Accounts receivable from these customers were approximately 36% and 29% of total accounts receivable as of December 31, 2017 and 2016, respectively. Our strategy remains to diversify our offerings and channels so as to lessen dependence upon any one customer or customers.

Manufacturing

We currently manufacture domestically in Utah, at which a significant majority of our Twinlab® and Alvita® branded products are manufactured, and also have certain of our products manufactured by highly qualified third-party providers located primarily in the U.S. and Canada. We have industry-standard manufacturing and production equipment in our 170,000 square foot facility in American Fork, Utah.

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

Some of our products are made by contract manufacturers geographically spread across the country. These contract manufacturers include softgel manufacturers, liquid manufacturers and other specialty manufacturers as and when needed. These contract manufacturers do business with us under both short and long term contracts depending on our needs. We do not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.). We believe that increasing manufacturing capabilities through our contract manufacturer partners, provides us with competitive advantages.

In 2018, we will transition out of the Utha facility and leverage the supply chain of the company’s successful subsidiary, NutraScience Labs. This will allow us to utilize exclusive technologies and processes that will contribute to product innovation, while still providing the high quality products our customers know us for.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers, such as Bactolac Pharmaceutical, Inc. and Rasi Laboratories, Inc., are good. These major vendors accounted for 16% and 14% of purchases for the year ended December 31, 2017, respectively. We have adopted dual sourcing for raw materials where available to mitigate the impact of raw materials shortages that happen from time to time.

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

Mass Market

Metabolife® is our primary focus in the Mass Market retail channel. It is possible that as an increasing numbers of companies (or brands) sell nutritional supplement products and other natural products in the mass market channels, such as Pharmavite (Nature Made), KKR & Co. L.P. (Nature's Bounty), Reckitt Benckiser Group (Schiff), Hain Celestial and Church & Dwight, our mass market brands will be negatively impacted. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market channel, including Pfizer (Centrum) and Bayer (One-A-Day).

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

Employees

As of April 2, 2018, we had 195 full-time employees and 2 part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

As a manufacturer and a distributor of products for human consumption, we experience from time to time product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. Moreover, liability claims arising from a serious adverse event may in addition to increasing our costs through higher insurance premiums and deductibles, may make it more difficult to secure adequate insurance coverage in the future. In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. Because insurance is generally hard to obtain for such claims, these could have a material adverse effect on us. A product liability claim, regardless of its merit or ultimate outcome, could result in:

•	injury to our reputation,
•	decreased demand for our products,
•	diversion of management’s attention,
•	a change in the design, manufacturing process or the indications for which our marketed products may be used,
•	loss of revenue, and
•	an inability to commercialize product candidates.

We may be required to indemnify our contract manufacturing customers, the payment of which could have a material adverse effect on our business, financial condition and operating results.

We provide certain rights of indemnification to our contract manufacturing customers. In the past we have had a claim tendered to us to defend approximately forty putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. We accepted such tender subject to a reservation of various rights and vigorously defend these cases.  The matter culminated in a confidential settlement with the plaintiffs, which did not have a material adverse effect on our financial condition/results of operations or cash flows or liquidity at that time; however, any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

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

Key management employees of the company and its subsidiaries include Naomi L. Whittel as the Chief Executive Officer, Alan S. Gever, Chief Financial Officer and Chief Operating Officer, Brent Baker, President of Sports Nutrition, Jerry Seidl, Executive Vice President of Sales and Marketing, and Gregory T. Grochoski as Executive Vice President and Chief Science Officer. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

•	any acquisition may result in significant expenditures of cash, stock and/or management resources,
•	acquired businesses may not perform in accordance with expectations,
•	we may encounter difficulties, delays and costs with the integration of the acquired businesses,
•	we may be unable to achieve the anticipated operating and cost synergies or long-term strategic benefits we expect,
•	management's attention may be diverted from other aspects of our business,

•	we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,
•	we may lose key employees of acquired or existing businesses,
•	we may incur liabilities and claims arising out of acquired businesses,
•	we may be unable to obtain financing,
•	we may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock, and
•

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

We acquire all of our raw materials for the manufacture of our products from third-party suppliers. Currently, we rely on third-party co-packers for some of our products, and expect to increase our reliance on them as we wind down our Utah manufacturing facility this year. We have selective agreements for the continued supply of materials and products. We have selective agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. In certain situations, we may be required to alter our products or substitute different materials from different alternative sources. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

•	weather,
•	crop conditions,
•	transportation interruptions,
•	strikes by supplier employees, and
•	natural disasters or other catastrophic events.

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

To the extent that we currently rely on third-party manufactures, now and in the future, we are dependent upon the uninterrupted and efficient operation of those third-party facilities, which may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

We are dependent upon the uninterrupted and efficient operation of our third-party manufacturing partners. Those operations may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2017, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

We may need additional capital in the future to finance our operations and to execute our business strategy, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations. We believe that cash flows from operations and other committed sources of additional liquidity will be sufficient to fund our operations in the ordinary course of business through fiscal 2018. However, if we experience extraordinary expenses or other events beyond our control, we will need to raise additional funds to continue our operations.

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

We incurred negative cash flows from operating activities and recurring net operating losses in fiscal year 2017.  We had negative working capital at the end of fiscal year 2017 and 2016.  As of December 31, 2017 and 2016, our accumulated deficit was $253,963 and $224,472, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  Our independent registered public accounting firm has issued its report dated April 2, 2018, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

Risks Relating to Our Common Stock

Our common stock currently has very limited trading volume and holders of our securities may not be able to sell quickly any significant number of shares.

Our common stock is quoted on the OTCPK. There has been very limited trading volume of our common stock. Because of this, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. The price per share of our common stock is subject to volatility and may be subject to rapid price swings in the future.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Approve the customer for the specific penny stock transaction and receive from the customer a written agreement to the transaction,

•	Deliver to the customer, and obtain a written receipt for, a disclosure document describing risks of investing in penny stocks,
•	Disclose certain recent price information about the stock,
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer,
•	Send monthly statements to customers with market and price information about the penny stock, and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Our internal controls have been inadequate in the past. However, to improve our internal controls, in 2017 management implemented a number of initiatives and based on these measures, management has tested the internal controls processes and found them to be effective.

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

In 2016, we identified material weakness in our system of internal control over financial reporting disclosure controls and procedures primarily as a result of insufficient time to document, validate and update the prior controls and procedures of the company that we adopted as a result of our reverse merger. The material weakness was due to our lack of documentation or testing and correction procedures of internal control procedures as the accounting staff of TCC had been solely focused on accounting work to be completed for a private company. Accordingly, we engaged an experienced certified public accountant as a consultant to assist us to assess and improve our controls and financials and engaged a Sarbanes-Oxley consultant in order to assess our timeline for full compliance. As a result, we made significant progress in 2017, in identifying the changes to our procedures and controls that are necessary to remediate the material weakness.

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness described above, management implemented a number of initiatives, including but not limited to the following:

•

Engaged and worked throughout the year with our independent Sarbanes-Oxley Act consultant to help improve the overall testing of our system of internal control over financial reporting, so we promptly identified and refined controls prior to the year-end assessment date. Specifically, we were able to:

○	Refine our key control and compensating control procedures to properly address financial reporting risks.
○	Implement periodic control validation and testing to ensure controls continue to operate consistently and as designed.
○

Assign and train an employee within the accounting department to be responsible for managing the day-to-day responsibilities of maintaining appropriate evidence of operating effectiveness of key controls over financial reporting.

•

Made various staff changes during 2017 in both our finance and accounting department, as well as our IT department to enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and to properly apply all relevant accounting.

•	Implemented and improved systems to automate certain financial reporting processes and improved information accuracy.

Based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weaknesses described above has been remediated as of December 31, 2017.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals, and these two individuals can elect all directors (except for one director that may be appointed by a lender pursuant to a loan agreement) who in turn elect all officers, without the votes of any other stockholders.

The Chairman of our Board of Directors and one other stockholder beneficially own approximately 81.1% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by two individuals.

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

Item 1B.            Unresolved Staff Comments.

Not Applicable.

Item 2.               Properties

We occupy approximately 3,600 rentable square feet of office space in Grand Rapids, Michigan under a month-to-month lease. We have possession of the 5th and 6th floor of an office building which is approximately 30,600 rentable square feet of office space in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for approximately 15,300 square feet on the 5th floor. We occupy approximately 170,000 square feet of manufacturing, R&D, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah under a lease that expires in February 2028, all or portions of which we may explore sub-leasing in 2018, as we expect to wind down the use of this facility in the first half of 2018. We occupy approximately 13,000 rentable square feet in Boca Raton, Florida under a lease that expires February 2026. We occupy certain space at Nutriscience's offices in Farmingdale, New York under a lease agreement that expires May 2021. We also own a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Item 3.               Legal Proceedings

In re: Herbal Supplements Marketing and Sales Practice Litigation, MDL No. 2619, Case No. 1:15-cv-5070, U.S. District Court for the Northern District of Illinois, filed on June 9, 2015, and Amy Mathews v. Wal-Mart Stores, Inc. and Wal-Mart Stores Arkansas LLC, Case No. CV-2015-0294, in the Circuit Court of Independence County, Arkansas, Civil Division.  We were not a a named party in these matters, which concerned multidistrict litigation class actions arising from allegations raised that certain herbal supplement products did not contain the herbal ingredients stated on the label.  Pursuant to our contractual obligations to some of our customers, who were named, we provided indemnity and defense with respect to certain of the claims in this litigation, taking all necessary steps to vigorously defend this matter. On August 18, 2017, on behalf of the defendants (under our indemnity obligation)  we entered into a confidential settlement of this matter with the plaintiffs, which did not have a material adverse effect on our financial condition/results of operations or cash flows or liquidity.

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

Holders of Common Stock

As of April 2, 2018, there were approximately 379 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except per share amounts and per square feet.)

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

Our Operations

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

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

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires a finished product under the customer’s own brand name.  We do not market these private label products as our business is to manufacture and sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2017, we had an accumulated deficit of $253,963. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt over time, and the recording of significant derivative liabilities, we have a working capital deficiency of $68,064 at December 31, 2017. We also have $68,093 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates include values and useful lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation, recoverability of long-lived assets, intangibles and goodwill, estimated values of stock options and warrants, share-based compensation, and the identification and valuation of derivatives. Actual results may differ from these estimates.

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

Goodwill

Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge is recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Value of Warrants Issued with Debt

We estimate the grant date value of certain warrants issued with debt, a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model.  We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

Results of Operations

Net Sales

Our net sales decreased $822 or 1%, to $85,501 for the year ended December 31, 2017 from $86,323 for the year ended December 31, 2016. The decrease in our net sales is primarily related to a decline in Twinlab and Organic Holdings branded sales which is due to lost distribution from out-of-stock conditions caused by order fulfillment shortfalls from 2016.

Gross Profit

Our gross profit decreased $2,080, or 10%, to $19,013 for the year ended December 31, 2017 from $21,093 for the year ended December 31, 2016.  The decrease in our gross profit is derived from aged inventory write-offs, shifts in the margin mix of sales, and lower net sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $4,420, or 13%, to $29,032 for the year ended December 31, 2017 from $33,452 for the year ended December 31, 2016.  The decreases in our selling, general and administrative expenses are primarily due to our reduction in force to right-size the number of employees which began in 2016.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of fiscal 2017, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges of $6,301 for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $4,805. We did not record any impairment losses for fiscal year 2016. During the fourth quarter of fiscal 2017, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017. Due to a decline in Metabolife sales we determined that the carrying value of the trademark exceeded its fair value. We also determined that due to an increase in debt, our weighted average cost of capital increased, which created an impairment in both Reserveage and Rebody tradenames as well as Organic Holdings goodwill.

Loss on Stock Purchase Price Guarantee

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2016.  On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrued at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increased to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company.  If the Huntington Note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Interest Expense, Net

Our interest expense increased $86, or 1%, to $8,934 for the year ended December 31, 2017 from $8,848 for the year ended December 31, 2016. The increase in our interest expense is primarily due to an increase in notes payable.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts.  We have recorded the estimated fair value of the warrants as of the date of issuance and each subsequent balance sheet reporting date.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as gain (loss) on change in derivative liabilities in our consolidated statements of operations.  During the year ended December 31, 2017, we reported a loss on change in derivative liabilities of $336. During the year ended December 31, 2016, we reported a gain on change in derivative liabilities of $24,661.

Liquidity and Capital Resources

At December 31, 2017, we had an accumulated deficit of $253,963, primarily because of significant losses from operations, interest expense, and our intangible and goodwill asset impairment.  We have a working capital deficiency of $68,064 at December 31, 2017.  Losses have been funded primarily through issuances of common stock, borrowings from our stockholders and third-party or related party debt and proceeds from the exercise of warrants. As of December 31, 2017, we had cash of $1,350.  On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as reduced inventory stocking levels. We used net cash in operating activities of $6,503 for the year ended December 31, 2017.  During the year ended December 31, 2017, we incurred new debt of $6,267, remitted debt repayments of $2,119, and had a net decrease in borrowings on our senior credit facility of $1,240.

Our total liabilities increased by $9,254 to $100,314 at December 31, 2017 from $91,060 at December 31, 2016. This increase in our total liabilities was primarily due to a net increase of $8,857 in debt, principally due to new debt financings obtained during 2017 as well as an increase in our non-cash derivative liabilities of $336. For discussion of our debt financings completed during 2017, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $6,503 for the year ended December 31, 2017 as a result of our net loss of $29,491, offset by a non-cash loss on change in derivative liabilities of $336, impairment losses of $11,106, as well as non-cash expenses totaling $5,566 and a decrease in net operating assets and liabilities of $5,980.  By comparison, for the year ended December 31, 2016, net cash used in operating activities was $25,330 as a result of our net loss of $684, a non-cash gain on change in derivative liabilities of $24,661 as well as other net non-cash expenses totaling $11,076 and an increase in net operating assets and liabilities of $11,061. See Consolidated Statements of Cash Flows included in this report for additional information.

Net cash used in investing activities for the year ended December 31, 2017 and 2016 was $152 and $120 respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $2,908 for the year ended December 31, 2017, primarily consisting of proceeds from the issuance of debt of $6,267, partially offset by net repayment of $1,240 under our revolving credit facilities and repayment of debt of $2,119. Net cash provided by financing activities was $29,307 for the year ended December 31, 2016, primarily consisting of proceeds from the issuance of debt of $29,270, net borrowings of $3,479 under our revolving credit facilities, partially offset by repayment of debt of $3,442.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing during 2017, and again in 2018, to support operations. We need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

Until such time, if ever, as we can generate substantial product revenues and income from operations, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chose to delay our adoption until January 1, 2019.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of December 31, 2017, we have total debt of $71,476, of which $54,623 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

On December 27, 2017, we entered into the Agreement for Equity in Exchange for Services with Platinum Advisory Services LLC (“Platinum”). Pursuant to the Agreement, we will issue from time to time shares of the Company’s common stock with an aggregate purchase price of $3,000 in exchange for payment in-kind consisting of the provision of media support and services performed by Platinum or its affiliates.

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026, and has a monthly base rent of $17 in year 1 to $21 in year 8. The commencement date is August 2017.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 for year 1 to $76 for year 12.

Effective February 6, 2013, we entered into an operating lease agreement for approximately 170,000 square feet of manufacturing, research and development, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah.  The agreement expires in February 2028 and has a monthly base rent of $60, provided that commencing on the five-year anniversary date thereafter, the base rent shall be increased by 10% over the base rent for every preceding five-year period.

Off-Balance Sheet Arrangements

None.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Index to Consolidated Financial Statements" on page 29.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the years ended December 31, 2016 and 2015 related to the following:

•	Information technology general controls (including access to programs and data, program changes, data backups) were not appropriately designed or followed.
•	There is a lack of segregation of duties in accounting functions.
•	There is a lack of documentation of proper review and approval.
•	Necessary adjustments and accruals were not recorded on a timely basis.
•	Deficient controls for calculating diluted earnings per share

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed below, management has concluded that the material weakness has been remediated as of December 31, 2017.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2017, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our assessment using those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

To remediate the material weakness described above, management implemented a number of initiatives, including but not limited to the following:

•

Engaged and worked throughout the year with our independent Sarbanes-Oxley Act consultant to help improve the overall testing of our system of internal control over financial reporting, so we promptly identified and refined controls prior to the year-end assessment date. Specifically, we were able to:

○	Refine our key controls and compensating control procedures to properly address financial reporting risks.
○	Implement periodic control validation and testing to ensure controls continue to operate consistently and as designed.
○

Assign and train an employee within the accounting department to be responsible for managing the day-to-day responsibilities of maintaining appropriate evidence of operating effectiveness of key controls over financial reporting.

•

Made various staff changes during 2017 in both our finance and accounting department, as well as our IT department to enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and to properly apply all relevant accounting.

•	Implemented and improved systems to automate certain financial reporting processes and improved information accuracy.

Based on these measures, management has tested the internal control activities and found them to be effective and has concluded that the material weakness described above have been remediated as of December 31, 2017.

Other than the remediation efforts related to our prior material weakness, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

Information on executive compensation is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

Item 14.	Principal Accountant Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our 2018 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2017.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1)	The following consolidated financial statements are filed as a part of this 2017 10-K Report:

	(i)	Report of Independent Registered Certified Public Accounting Firm	37
	(ii)	Consolidated Balance Sheets	38
	(iii)	Consolidated Statements of Operations	39
	(iv)	Consolidated Statements of Stockholders’ Equity (Deficit)	40
	(v)	Consolidated Statements of Cash Flows	41
	(vi)	Notes to Consolidated Financial Statements	43

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

3.1	Articles of Incorporation. (3)
3.1.1	Amendment to Articles of Incorporation. (4)
3.1.(c)	Certificate of Change, dated August 28, 2014. (5)
3.2	Bylaws. (3)
4.1	Subscription and Surrender Agreement, dated as of September 3, 2014 between Twinlab Consolidation Corporation and Thomas Tolworthy. (6)
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan. (6) *
10.2	Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.) (6)
10.3	Commercial Lease Agreement dated August 22, 2014 between Essex Capital Corporation and Twinlab Corporation. (6)
10.4	Restricted Stock Purchase Agreement dated as of November 4, 2013 between Twinlab Consolidation Corporation and Thomas Tolworthy. (6)
10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.7	Common Stock Put Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
10.8	Registration Rights Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
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
10.12

Security Agreement, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., and Twinlab Corporation in favor of Penta Mezzanine SBIC Fund I, L.P. (8)

10.13

Form of Deferred Draw Note made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P. (8)

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
10.32

Letter, dated January 16, 2015, from Fifth Third Bank to Twinlab Corporation, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, ISI Brands Inc., Twinlab Holdings, Inc., David L. Van Andel, William W. Nicholson and MidCap Financial Trust. (11)

10.33

First Amendment to Note and Warrant Purchase Agreement, Consent and Joinder, dated as of January 22, 2015 by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P. (11)

10.34

Amended and Restated Note, dated as of January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. in favor of Penta Mezzanine SBIC Fund I, L.P. (11)

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
10.114

Amendment No. 8 to Credit and Security Agreement, dated as of January 28, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(24)

10.115

Seventh Amendment to Note and Warrant Purchase Agreement, dated as of January 28, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (24)

10.116

SixthAmendmenttoNoteandWarrantPurchaseAreementdatedasofJanuar282016bandbetweenTwinlabConsolidatedHoldinsInc. Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (24)

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
10.165

Settlement Agreement, dated June 2, 2017, by and among Twinlab Consolidated Corporation, Twinlab Consolidated Holdings, Inc., Nutrascience Labs, Inc., 2014 Huntington Holdings, LLC, Carolyn Holdings, LLC, NCL Holing Company, LLC and Vitacap Labs, LLC (51)

10.166	Unsecured Promissory Note, dated June 2, 2017, issued by Twinlab Consolidated Holdings, Inc. in favor of 2014 Huntington Holdings, LLC. (51)
10.167

Subordination Agreement, dated June 2, 2017, by and among 2014 Huntington Holdings, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC, and Midcap Funding X Trust. (51)

10.168	Agreement of Lease, dated June 2, 2017, between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc. (51)
10.169	Rider to the Lease, dated June 2, 2017, by and between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc. (51)
10.170	Landlord’s Agreement, dated June 2, 2017, by and among Carolyn Holdings LLC, Twinlab Consolidated Holdings, Inc. and Midcap Funding X Trust. (51)
10.171

Secured Promissory Note, dated August 30, 2017, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (52)

10.172	Warrant, dated August 30, 2017, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (52)
10.173

Amendment No. 13 to Credit and Security Agreement and Limited Consent, dated as of August 30, 2017, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust. (52)

10.174	Amendment No. 14 to Credit and Security Agreement and Limited Waiver, dated as of March 22, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust. (53)
10.175

Agreement for Equity in Exchange for Services, dated as of December 27, 2017, by and between Platinum Advisory Services LLC and Twinlab Consolidated Holdings, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). **

14.1	Code of Ethics.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XRRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.
(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016.
(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016.
(31)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016 .
(32)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 26, 2016.
(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.1 therein).
(34)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.2 therein).
(35)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.1 therein).
(36)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.2 therein).
(37)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.144 therein).
(38)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.145 therein).
(39)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.146 therein).
(40)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.147 therein).
(41)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.148 therein).
(42)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.149 therein).
(43)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.150 therein).
(44)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.151 therein).
(45)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.152 therein).
(46)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.153 therein).
(47)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.154 therein).
(48)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.146 therein).
(49)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.147 therein).
(50)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 27, 2017 (filed as Exhibit 10.1 therein).
(51)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017.
(52)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017.
(53)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 29, 2018.

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**Filed herewith.

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: April 2, 2018	By:	/s/ Naomi L. Whittel
Naomi L. Whittel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Naomi L. Whittel	Chief Executive Officer	April 2, 2018
Naomi L. Whittel	and Director (Principal Executive Officer)

/s/ Alan S. Gever	Chief Financial Officer and Chief Operating Officer	April 2, 2018
Alan S. Gever	(Principal Financial Officer)

/s/ Mark J. Bugge	Director	April 2, 2018
Mark J. Bugge

/s/ Seth Ellis	Director	April 2, 2018
Seth Ellis

/s/ B. Thomas Golisano	Director	April 2, 2018
B. Thomas Golisano

/s/ David Still	Director	April 2, 2018
David Still

/s/ David L. Van Andel	Director	April 2, 2018
David L. Van Andel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has negative working capital, has incurred operating losses and negative cash flows from operating activities, and has an accumulated deficit.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2014.

/s/ Tanner LLC

Salt Lake City, Utah

April 2, 2018

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$1,350	$5,097
Accounts receivable, net of allowance of $2,534 and $2,365, respectively	6,528	7,768
Inventories, net	17,168	17,601
Prepaid expenses and other current assets	2,256	2,870
Total current assets	27,302	33,336

Property and equipment, net	3,169	3,528
Intangible assets, net	23,063	30,197
Goodwill	17,797	24,098
Other assets	1,762	1,667

Total assets	$73,093	$92,826

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,146	$7,866
Accrued expenses and other current liabilities	10,336	11,434
Derivative liabilities	6,791	6,455
Notes payable and current portion of long-term debt, net of discount of $3,451 and $2,297, respectively	68,093	11,631
Total current liabilities	95,366	37,386

Long-term liabilities:
Deferred gain on sale of assets	1,565	1,727
Deferred tax liability	-	959
Notes payable and long-term debt, net of current portion and discount of $0 and $3,451, respectively	3,383	50,988
Total long-term liabilities	4,948	53,674

Total liabilities	100,314	91,060

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 388,081,117 and 387,730,078 shares issued, respectively	388	388
Additional paid-in capital	226,884	226,380
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 and 134,163,685 shares at cost, respectively	(500)	(500)
Accumulated deficit	(253,963)	(224,472)
Total stockholders’ equity (deficit)	(27,221)	1,766

Total liabilities and stockholders' equity (deficit)	$73,093	$92,826

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended
	December 31,
	2017	2016

Net sales	$85,501	$86,323
Cost of sales	66,488	65,230

Gross profit	19,013	21,093

Selling, general and administrative expenses	29,032	33,452
Impairment of goodwill and intangible assets	11,106	-

Loss from operations	(21,125)	(12,359)

Other income (expense):
Interest expense, net	(8,934)	(8,848)
Loss on stock purchase guarantee	-	(3,210)
Gain (loss) on change in derivative liabilities	(336)	24,661
Other income (expense), net	(39)	31

Total other income (expense)	(9,309)	12,634

Income (loss) before income taxes	(30,434)	275
Benefit (provision) for income taxes	943	(959)

Total net loss	$(29,491)	$(684)

Weighted average number of common shares outstanding – basic	252,943,406	261,726,723

Net loss per common share – basic	$(0.12)	$(0.00)

Weighted average number of common shares outstanding – diluted	252,943,406	273,187,511

Net loss per common share – diluted	$(0.12)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
Description	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2015	382,210,052	$382	$223,165	$(30)	86,505,916	$-	$(223,788)	$(271)
Issuance of common stock for:
Cash	3,000,000	3	-	-	-	-	-	3
Exercise of warrants for cash	1,697,136	2	(1)	-	-	-	-	1
Issuance of warrants for:
Derivative liabilities	-	-	1,975	-	-	-	-	1,975
Issuance of put option for derivative liability	-	-	(3)	-	-	-	-	(3)
Stock-based compensation	-	-	1,244	-	-	-	-	1,244
Settlement of vested RSU shares to employees	822,890	1	-	-	-	-	-	1
Purchase of treasury shares	-	-	-	-	47,657,769	(500)	-	(500)
Net loss	-	-	-	-	-	-	(684)	(684)
Balance, December 31, 2016	387,730,078	$388	$226,380	$(30)	134,163,685	$(500)	$(224,472)	$1,766

Stock-based compensation	351,039	-	504	-	-	-	-	504
Purchase of treasury shares	-	-	-	-	642,366	-	-	-
Net loss	-	-	-	-	-	-	(29,491)	(29,491)
Balance, December 31, 2017	388,081,117	$388	$226,884	$(30)	134,806,051	$(500)	$(253,963)	$(27,221)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,491)	$(684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,170	3,008
Amortization of debt discount	2,419	3,472
Stock-based compensation	504	1,244
Provision (benefit) for obsolete inventory	442	(174)
Provision (recovery) for losses on accounts receivable	152	(481)
Loss on stock purchase price guarantee	-	3,210
Impairment of goodwill and intangible assets	11,106	-
(Gain) loss on change in derivative liabilities	336	(24,661)
Deferred income taxes	(959)	959
Other non-cash items	(162)	(162)
Changes in operating assets and liabilities:
Accounts receivable	1,088	594
Inventories	(9)	(3,699)
Prepaid expenses and other current assets	614	(1,288)
Other assets	(95)	(191)
Accounts payable	2,280	(8,888)
Accrued expenses and other current liabilities	2,102	2,411

Net cash used in operating activities	(6,503)	(25,330)

Cash flows from investing activities:
Purchase of property and equipment	(152)	(120)

Net cash used in investing activities	(152)	(120)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,267	29,270
Repayment of debt	(2,119)	(3,442)
Net (repayment) borrowings from revolving credit facility	(1,240)	3,479

Net cash provided by financing activities	2,908	29,307

Net increase (decrease) in cash	(3,747)	3,857
Cash at the beginning of the period	5,097	1,240

Cash at the end of the period	$1,350	$5,097

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS) - Continued

	For the Years Ended
	December 31,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,038	$5,376
Cash paid for income taxes	-	27

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Decrease in derivative liabilities and increase in common stock and additional paid-in capital on exercise of warrants	$-	$1,975
Issuance of other liability for purchase of treasury shares	-	500
Accrued liability settled through the issuance of long-term debt	3,200	-
Property and equipment acquired through the issuance of capital leases	330	415

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

December 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,791	$-	$-	$6,791

December 31, 2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,455	$-	$-	$6,455

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2017, total allowances amounted to $2,534, of which $329 was related to doubtful accounts receivable. As of December 31, 2016, total allowances amounted to $2,365, of which $481 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2017 and 2016 was $4,346 and $5,900, respectively. An impairment of $1,554 and $0 was recorded in the years ended December 31, 2017 and 2016, respectively (see Note 5).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $3,521 and $3,335 in 2017 and 2016, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $4,577 and $3,161 in 2017 and 2016, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $1,377 and $1,226 in 2017 and 2016, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and income tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recongnized in the period that includes the enactment date.

Value of Warrants Issued with Debt

We estimate the grant date value of certain warrants issued with debt, a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model.  We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $162 for 2017 and 2016. As of December 31, 2017 and 2016, unamortized deferred gain on sale of assets was $1,565 and $1,727, respectively.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Year Ended
	December 31,
	2017	2016

Numerator:
Net loss	$(29,491)	$(684)
Effect of dilutive securities on net loss:
Common stock warrants	-	(24,661)

Total net loss for purpose of calculating diluted net loss per common share	$(29,491)	$(25,345)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	252,943,406	261,726,723
Weighted-average effect of dilutive securities:
Common stock warrants	-	11,460,788

Total shares for purpose of calculating diluted net loss per common share	252,943,406	273,187,511

Net loss per common share:
Basic	$(0.12)	$(0.00)
Diluted	$(0.12)	$(0.09)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 30% and 27% of total consolidated sales in 2017 and 2016, respectively. Sales to one of those customers were approximately 12% of total sales in 2017 and 2016.  Accounts receivable from these customers were approximately 36% and 29% of total accounts receivable as of December 31, 2017 and 2016, respectively. Our major vendors accounted for 16% and 14% of purchases for the year ended December 31, 2017, respectively.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chose to delay our adoption until January 1, 2019.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2017, we had an accumulated deficit of $253,963. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $68,064 at December 31, 2017.  We also have $68,093 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers.  We believe that we will need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	December 31,	December 31,
	2017	2016

Raw materials	$5,347	$4,912
Work in process	1,965	1,189
Finished goods	12,236	13,438
	19,548	19,539
Reserve for obsolete inventory	(2,380)	(1,938)
	17,168	$17,601

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	December 31,
	2017	2016

Machinery and equipment	$12,156	$12,156
Computers and other	9,589	9,119
Aquifer	482	482
Leasehold improvements	1,530	1,518
	23,757	23,275
Accumulated depreciation and amortization	(20,588)	(19,747)
	$3,169	$3,528

Assets held under capital leases are included in machinery and equipment and amounted to $777 and $1,142 as of December 31, 2017 and 2016, respectively.

Depreciation and amortization expense totaled $841 and $794 in 2017 and 2016, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following at:

	December 31,	December 31,
	2017	2016

Trademarks	$8,915	$12,166
Indefinite-lived intangible assets	4,346	5,900
Customer relationships	19,110	19,110
Other	753	753
	33,124	37,929
Accumulated amortization	(10,061)	(7,732)
	$23,063	$30,197

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $2,329 and $2,214 for 2017 and 2016, respectively.

In December 2017, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges. During the fourth quarter of fiscal 2017, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017. Due to a decline in Metabolife sales we determined that the carrying value of the trademark exceeded its fair value. We also determined that due to an increase in debt, our weighted average cost of capital increased, which created an impairment in both Reserveage and Rebody tradenames as well as Organic Holdings goodwill.

The fair value of these assets were determined using level 3 inputs in an income approach using the estimated discounted cash flow valuation methodology. In the second step of the impairment test, we performed a hypothetical acquisition and purchase price allocation and measured the implied fair value of each asset to its carrying value. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. The second step of the goodwill impairment test resulted in an impairment charge of $6,301 for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $4,805.  The impairment charges were recorded in operating expenses in the consolidated statement of operations.  The impairment losses recognized related to intangible assets other than goodwill are as follows:

Metabolife Trademark	$3,251
Reserveage and Rebody Tradenames	1,554
$4,805

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2017 is as follows:

Years Ending December 31,
2018	$1,755
2019	1,517
2020	1,517
2021	1,517
2022	1,517
Thereafter	10,894

$18,717

In December 2017, we also determined that the carrying value of our goodwill exceeded the fair value amount and we recorded an aggregate impairment of $6,301 related to our 2015 Organic Holdings acquisition.

NOTE 6 – DEBT

Debt consisted of the following at:

	December 31,	December 31,
	2017	2016

Related-Party Debt:
July 2014 note payable to Little Harbor, LLC, net of unamortized discount of $0 and $206 as of December 31, 2017 and December 31, 2016, respectively	$3,267	$3,061
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	-
November 2014 note payable to Golisano Holdings LLC (formerly payble to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1,491 and $2,304 as of December 31, 2017 and December 31, 2016, respectively	6,509	5,696
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $1,829 as of December 31, 2017	3,171	-
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $131 and $201 as of December 31, 2017 and December 31, 2016, respectively	1,869	1,799
Total related-party debt	54,623	44,096

Senior Credit Facility with Midcap, net of unamortized loan fees of $0 and $293 as of December 31, 2017 and December 31, 2016, respectively	12,088	13,035

Other Debt:
January 2015 note payable to JL-BBNC Mezz Utah, LLC, net of discount and unamortized loan fees in the aggregate of $2,744 as of December 31, 2016	-	2,256
April 2016 note payable to JL-Utah Sub, LLC	313	500
Capital lease obligations	1,252	2,732
Huntington Holdings	3,200	-
Total other debt	4,765	5,488

Total debt	71,476	62,619
Less current portion	(68,093)	(11,631)
Long-term debt	$3,383	$50,988

Future aggregate maturities of debt as of December 31, 2017 were as follows:

Years Ending December 31,
2018	$68,093
2019	3,383

$71,476

Future aggregate maturities of debt that have maturities beyond 2018 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2018 debt obligations as they become due, thus causing a technical default of the debt obligations.

Related-Party Debt

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, we were obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations would terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matured on July 25, 2017 with an outstanding balance of $3,267. On February 6, 2018, we entered into an agreement with Little Harbor to convert the obligations into an unsecured promissory note. The note matures on July 25, 2020, bears interest at an annual rate of 8.5%, with the principal payable at maturity.

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 7).

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which was to commence on February 28, 2017 but has been deferred to April 1, 2018. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, GH lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which was to commence on April 21, 2017 but has been deferred to April 1, 2018. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

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

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note.  On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7).  The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans.  Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC, an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note matures on January 28, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which was to commence on February 28, 2017 but has been deferred to April 1, 2018. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which was to commence on April 21, 2017 but has been deferred to April 1, 2018. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

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

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.36% per annum as of December 31, 2017. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

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

Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue an Unsecured Promissory Note (“Huntington Note”) in favor of Huntington Holdings, LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the shares held in escrow (the “Subject Shares”). Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios.  We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement.  As of December 31, 2017, we were not in compliance with the covenants; however, we were provided a waiver of the convenant violations for the year ended December 31, 2017.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2017, and changes during the two years then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2015	40,409,296	$0.37
Granted	-	-
Canceled / Expired	(22,857,143)	0.53
Exercised	(1,697,136)	-

Outstanding, December 31, 2016	15,855,017	0.18

Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, December 31, 2017	15,855,017	0.18

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

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire an additional 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right multiplied by (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right multiplied by (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 6 above for additional information), the above warrants in aggregate of 5,830,358 shares were assigned to Golisano LLC.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of December 31, 2017, we have reserved 4,756,505 shares of our common stock for issuance under the Golisano Warrant.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock does not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2017, we have estimated the total fair value of the derivative liabilities to be $6,791 as compared to $6,455 as of December 31, 2016. We had the following activity in our derivative liabilities account since December 31, 2015:

Derivative liabilities at January 1, 2016	$33,091
Exercise of warrants	(1,975)
Gain on change in fair value of derivative liabilities	(24,661)
Derivative liabilities at December 31, 2016	$6,455

Loss on change in fair value of derivative liabilities	336
Derivative liabilities at December 31, 2017	$6,791

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods.  During 2017, there were 351,039 shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of December 31, 2017, 5,709,904 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement, 642,366 shares of the Company’s common stock were repurchased for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

At December 31, 2017, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

NOTE 10 - INCOME TAXES

Income tax benefit (provision) consisted of the following for the years ended December 31, 2017 and 2016 as follows:

	December 31,	December 31,
	2017	2016

Current:
State	$(16)	$-
Total current expense	(16)	-

Deferred:
Federal	(22,899)	8,161
State	2,064	(2,734)
Change in valuation allowance	21,794	(6,386)
Total deferred benefit (expense)	959	(959)

Total income tax benefit (provision)	$943	$(959)

The income tax benefit (provision) differs from the amount computed at federal statutory rates for the years ended December 31, 2017 and 2016 as follows:

	December 31,	December 31,
	2017	2016
Income tax (expense) benefit at statutory rate	$10,218	$(94)

State income taxes (net of federal benefit)	1,143	1,356
Interest expense	(427)	(427)
Equity-based expenses	(138)	8,554
Adjustment to state net operating loss carryforward	(1,750)	(3,017)
Adjustment to book/tax difference in asset bases	(1,599)	(821)
Change in valuation allowance	21,794	(6,386)
Tax rate change	(28,549)	-
Other	251	(124)

Income tax benefit (provision)	$943	$(959)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2017 and 2016:

Deferred tax assets (liabilities):
Accruals and reserves	$2,366	$4,944
Deferred revenue	452	724
Net operating loss carryforwards	49,245	70,782
Depreciation and amortization	1,450	472
Indefinite lived intangible assets	812	(959)
Other	1,204	263
Gross deferred tax assets (liabilities)	55,529	76,226
Less: valuation allowance	(55,529)	(77,185)

Net deferred tax assets (liabilities)	$-	$(959)

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred income tax assets as of December 31, 2017 and 2016, as management was unable to conclude that it is more likely than not that the deferred income tax assets will be realized. During the years ended December 31, 2017 and 2016, the valuation allowance on deferred income tax assets decreased by $21,794 and increased by $6,386, respectively.

We had federal net operating loss carryforwards of approximately $205,000 and state net operating loss carryforwards of approximately $119,000 at December 31, 2017, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2022 through 2038. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2017 and 2016, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The legislation significantly revises the U.S. corporate income tax system by, among other things, lowering corporate income tax rates from 35% to 21%, introducing new limitations on interest expense, subjecting foreign earnings in excess of an allowable return to U.S. taxation, adopting a territorial tax regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries.

As a result of the enactment of the Tax Act, the Company’s deferred tax assets and liabilities were revalued at the lower federal income tax rate. Because the Company is in a full valuation allowance position, no deferred tax expense related to the Tax Act was recorded. The Company’s blended deferred federal and state tax rate decreased from 39.3% to 27.4%.

The Company is subject to audit by the IRS and various states for tax years dating back to 2013. No federal or state tax return are currently under audit.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time the Company and its subsidiaries are parties to litigation arising in the ordinary course of business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. Based on current information, we believe that the ultimate conclusion of the various pending litigation, in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations and cash flows and liquidity.

Leases

We have operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease and expire at various dates through 2028. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $1,831 and $1,915 for 2017 and 2016, respectively.

Certain leases of machinery and office equipment are classified as capital leases and expire at various dates through 2019. The future minimum lease payments in the aggregate are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases

2018	$1,993	$1,434
2019	2,033	121
2020	2,067	-
2021	1,930	-
2022	1,839	-
Thereafter	8,990	-

	$18,852	$1,555

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

On November 30, 2016, we entered into a sublease agreement for the 5th floor of the Building with Powerchord, Inc. (“Subtenant”). The term commenced on February 1, 2017 and expires on June 30, 2022. We granted an option to renew the Subleased Space for the period July 1, 2022 through April 29, 2027. Subtenant will pay us an aggregate of $2,005 over the term of the agreement and an aggregate of $2,133 in the event of lease renewal. The subtenant has delivered an irrevocable Letter of Credit in the amount of $100 to secure its performance under the Sublease Agreement. In the event Subtenant exercises its option for renewal, Subtenant must secure its performance under the renewed Sublease Agreement by delivering an amended Letter of Credit or a new letter of credit.

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

Minimum Purchase Commitment

We entered into an agreement with a certain supplier in April 2013. As part of the agreement, we are required to make a minimum purchase with the supplier of at least $5,000 over the term of the 5-year agreement in exchange for a $250 one time transition allowance. If purchases are less than $5,000, the contract can either be extended or a payment can be made equal to the percent shortfall times $250. As of December 31, 2017 and since this contract commenced, we have purchased $2,200 worth of goods from this certain supplier.

Platinum Advisory Services LLC Agreement

On December 27, 2017, we entered into the Agreement for Equity in Exchange for Services with Platinum Advisory Services LLC (“Platinum”). Pursuant to the Agreement, we will issue from time to time shares of the Company’s common stock with an aggregate purchase price of $3,000 in exchange for payment in-kind consisting of the provision of media support and services performed by Platinum or its affiliates.

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 6 for discussion of a note payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

Also discussed in Note 6 are certain loan guarantees made jointly and severally by Essex and its owner, Ianelli, related parties. See also Note 6 for discussion of operating leases with Essex, the 2015 purchase by Essex of certain machinery and equipment from us, and the lease back to use of same assets.

We had sales of $3,103 and $4,106 in 2017 and 2016, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

NOTE 13 – SUBSEQUENT EVENTS

Sublicense Agreement

On January 17, 2018, the Company entered into a Sublicense Agreement with 463IP Partners, LLC (“463IP”) in which 463IP granted an exclusive, worldwide, perpetual sublicense to the licensed patents, licensed processes and licensed technology with the right to use, make, sell, offer, import, export, practice and develop the licensed patents, licensed processes, licensed products and licensed technology in all of the countries and territories of the world and with respect to the direct marketing, sale, use and consumption efforts directed towards athletes. In return for this sublicense, the Company agreed to purchase certain minimum amounts of licensed product solely from 463IP or from a manufacturer approved by 463IP. The minimum requirements are 10,000 kilograms of blended licensed product during the first year of the Sublicense Agreement and 20,000 kilograms of blended licensed product during the second year of the Sublicense Agreement.

If purchased from 463IP, the price will be equivalent to the fully loaded cost to 463IP. Additionally the Company will pay a royalty equal to $2.50 per kilogram of blended licensed product purchased regardless of whether it is purchased from 463IP or a manufacturer approved by 463IP. The Per Kilo Fee shall be reduced by 50% under certain circumstances set forth in the Sublicense Agreement.

Plant Transition

On January 25, 2018, the Company announced that as part of improving operational efficiencies, the Company will transition the manufacturing of the balance of our products to strategic manufacturing partners (the “Transition”). The announcement came the same day the Board of Directors made the decision to undertake the Transition. As a result, operations at the underutilized American Fork, Utah facility are expected to cease during the first half of 2018. The Board of Directors believe that restructuring the supply chain similar to that of our award-winning NutraScience division, and leveraging NutraScience’s access to exclusive technologies, and processes, should result in greater flexibility, more efficient capital allocation and an improved cost structure, all of which are in the best interest of the Company and its shareholders.

The Company will incur certain foreseeable and unforeseeable costs to make the Transition, which will include but are not limited to increasing inventory to maintain products and services throughout the Transition, as well as providing severances to the affected Utah based employees. Currently, the Company is unable to make a determination of the estimates or range of estimates of the costs resulting from the Transition; however, such costs, could be material to our results of operations, financial position and cash flows and liquidity.

Board Member Resignation

On January 22, 2018, Mr. Ralph T. Iannelli informed the Board of Directors of Twinlab that he would be resigning from the Board of Directors effective immediately. His resignation is not a result of any disagreement with the Company.

Debt Agreements

Great Harbor Capital

Pursuant to a February 6, 2018 Secured Promissory Note, GH lent us $2,000 (Great Harbor Note 1”).  The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap.

In connection with this loan, the Company issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Great Harbor Warrant"). The Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of  February 6, 2021, or such earlier date as is required pursuant to an Acceleration Notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Great Harbor Warrant. The Great Harbor Warrant, if exercisable, expires on February 6, 2024.

Also on  February 6, 2018, the Company issued an Amended and Restated Secured Promissory Note to GH replacing the prior Secured Promissory Note issued on August 30, 2017. The amendment added a requirement that when the Company consummates any Special Asset Disposition (as defined in the Great Harbor Note 2), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the Great Harbor Note and any other note subject to the Intercreditor Agreement (defined below). The maturity date, interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017.

GH also delivered a deferment letter to which GH agreed to defer all payments due under the notes specified in the Great Harbor Deferment Letter through March 31, 2018 until April 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Golisano Holdings LLC

Pursuant to a February 6, 2018 Secured Promissory Note, Golisano LLC lent us $2,000 (“Golisano LLC Note”).  The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap.

In connection with this loan, the Company issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano Warrant"). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of  February 6, 2021, or such earlier date as is required pursuant to an Acceleration Notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano Warrant. The Golisano Warrant, if exercisable, expires on February 6, 2024.

Golisano LLC also delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the Golisano Deferment Letter through March 31, 2018 until April 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Other Events

On February 6, 2018, GH and Golisano LLC entered into an intercreditor agreement where they agreed that each of the Great Harbor Note 1, the Great Harbor Note 2 and the Golisano LLC Note are pari passu as to repayment, security and otherwise and are equally and ratably secured (the “Intercreditor Agreement”).

Midcap Funding X Trust

On January 22, 2015, the Company entered into a revolving credit facility with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned Great Harbor Note and Golisano LLC Note; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $.76 per share. The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap. The warrant, if exercisable, expires on February 6, 2019.

Little Harbor

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, an entity owned by certain stockholders of the Company, the Company was obligated to pay such party our outstanding amount of $3,267 at maturity on July 25, 2017. However, the amount remained outstanding as of February 6, 2018 on which date the Company entered into an agreement with Little Harbor to convert the obligations due to an unsecured promissory note, in the principal amount of $3,267 (the "Little Harbor Note"). The Little Harbor Note matures on July 25, 2020. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning March 1, 2018. The principal of the Little Harbor Note is payable at maturity. The Little Harbor Note is subordinate to the indebtedness owed to GH and Golisano LLC.

Little Harbor also delivered a deferment letter to which Little Harbor agreed to defer all payments due under the notes specified in the Little Harbor Deferment Letter through March 31, 2018 until April 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

62