Form 10-Q
period 2018-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2018-05-15
CIK 1590695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐    No ☒

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

Yes ☐   No ☒

The number of shares of common stock, $0.001 par value, outstanding on May 14, 2018 was 253,275,066 shares.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$970	$1,350
Accounts receivable, net of allowance of $2,774 and $2,534, respectively	7,410	6,528
Inventories, net	17,148	17,168
Prepaid expenses and other current assets	2,188	2,256
Total current assets	27,716	27,302

Property and equipment, net	2,999	3,169
Intangible assets, net	22,605	23,063
Goodwill	17,797	17,797
Other assets	1,756	1,762

Total assets	$72,873	$73,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,758	$10,146
Accrued expenses and other current liabilities	12,798	10,336
Derivative liabilities	4,973	6,791
Notes payable and current portion of long-term debt, net of discount of $3,001 and $3,451, respectively	72,748	68,093
Total current liabilities	100,277	95,366

Long-term liabilities:
Deferred gain on sale of assets	1,525	1,565
Notes payable and long-term debt, net of current portion and discount of $0 and $0, respectively	3,132	3,383
Total long-term liabilities	4,657	4,948

Total liabilities	104,934	100,314

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 388,081,117 shares issued	388	388
Additional paid-in capital	227,002	226,884
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(258,921)	(253,963)
Total stockholders’ deficit	(32,061)	(27,221)

Total liabilities and stockholders' deficit	$72,873	$73,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31,
	2018	2017

Net sales	$19,665	$24,099
Cost of sales	15,590	17,499

Gross profit	4,075	6,600

Selling, general and administrative expenses	8,722	6,595

Income (loss) from operations	(4,647)	5

Other income (expense):
Interest expense, net	(2,113)	(1,964)
Gain (loss) on change in derivative liabilities	1,818	(998)
Other income (expense), net	(16)	1

Total other expense	(311)	(2,961)

Loss before income taxes	(4,958)	(2,956)

Provision for income taxes	-	-

Total net loss	$(4,958)	$(2,956)

Weighted average number of common shares outstanding – basic	253,275,066	252,959,714

Net loss per common share – basic	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – diluted	265,731,230	252,959,714

Net loss per common share – diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,958)	$(2,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	810
Amortization of debt discount	502	573
Stock-based compensation	118	153
Provision for obsolete inventory	93	356
Recovery for losses on accounts receivable	(114)	(238)
(Gain) loss on change in derivative liabilities	(1,818)	998
Other non-cash items	(41)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(768)	(3,040)
Inventories	(73)	(3,030)
Prepaid expenses and other current assets	68	(577)
Other assets	6	(74)
Accounts payable	(387)	1,393
Accrued expenses and other current liabilities	2,462	(838)

Net cash used in operating activities	(4,236)	(6,512)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(18)

Cash flows from financing activities:
Proceeds from the issuance of debt	4,000	3,267
Repayment of debt	(393)	(1,165)
Net borrowings from revolving credit facility	296	2,030

Net cash provided by financing activities	3,903	4,132

Net decrease in cash	(380)	(2,398)
Cash at the beginning of the period	1,350	5,097

Cash at the end of the period	$970	$2,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$557	$1,391

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

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

March 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$4,973	$-	$-	$4,973

December 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,791	$-	$-	$6,791

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2018, total allowances amounted to $2,774, of which $443 was related to doubtful accounts receivable. As of December 31, 2017, total allowances amounted to $2,534, of which $329 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of March 31, 2018 and December 31, 2017 was $4,346.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $40 for each of the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, unamortized deferred gain on sale of assets was $1,525 and $1,565, respectively.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended
	March 31,
	2018	2017

Numerator:
Net loss	$(4,958)	$(2,956)
Effect of dilutive securities on net loss:
Common stock warrants	(1,818)	-

Total net loss for purpose of calculating diluted net loss per common share	$(6,776)	$(2,956)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	253,275,066	252,959,714
Weighted-average effect of dilutive securities:
Common stock warrants	12,456,164	-

Total shares for purpose of calculating diluted net loss per common share	265,731,230	252,959,714

Net loss per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.01)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 27% and 33% of total sales for the three months ended March 31, 2018 and 2017, respectively. Sales to one of those customers were approximately 15% and 16% of total sales for the three months ended March 31, 2018 and 2017, respectively. Accounts receivable from these customers were approximately 30% and 54% of total accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chosen to delay our adoption until January 1, 2019.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2018, we had an accumulated deficit of $258,921. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $72,561 as of March 31, 2018. We also have $72,748 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	March 31,	December 31,
	2018	2017

Raw materials	$4,542	$5,347
Work in process	2,091	1,965
Finished goods	12,987	12,236
	19,620	19,548
Reserve for obsolete inventory	(2,472)	(2,380)
	$17,148	$17,168

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2018	2017

Machinery and equipment	$12,156	$12,156
Computers and other	9,612	9,589
Aquifer	482	482
Leasehold improvements	1,552	1,530
	23,802	23,757
Accumulated depreciation and amortization	(20,803)	(20,588)
	$2,999	$3,169

Assets held under capital leases are included in machinery and equipment and amounted to $649 and $777 as of March 31, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $215 and $227 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31,	December 31,
	2018	2017

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(10,519)	(10,061)
	$22,605	$23,063

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $459 and $583 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	March 31,	December 31,
	2018	2017

Related-Party Debt:

July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	-
November 2014 note payable to Golisano Holdings LLC (formerly payble to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1,287,619 and $1,491 as of March 31, 2018 and December 31, 2017, respectively	6,712	6,509
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $1,601 and $1,829 as of March 31, 2018 and December 31, 2017, respectively	3,399	3,171
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $113 and $130 as of March 31, 2018 and December 31, 2017, respectively	1,887	1,869
Total related-party debt	59,072	54,623

Senior Credit Facility with Midcap	12,384	12,088

April 2016 note payable to JL-Utah Sub, LLC	250	313
Capital lease obligations	974	1,252
Huntington Holdings	3,200	3,200
Total other debt	4,424	4,765

Total debt	75,880	71,476
Less current portion	(72,748)	(68,093)
Long-term debt	$3,132	$3,383

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity.  If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, draws totaling $4,770.  There were no draws during the year ended December 31, 2017 and the quarter ended March 31, 2018. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 7).

Little Harbor also delivered a deferment letter to which Little Harbor agreed to defer all payments due under the notes specified in the Little Harbor Deferment Letter through June 30, 2018 until July 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 Secured Promissory Note, GH lent us $2,000 (Great Harbor Note 1”). The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap.

Also on February 6, 2018, the Company issued an Amended and Restated Secured Promissory Note to GH (“Great Harbor Note 2”) replacing the prior Secured Promissory Note issued on August 30, 2017. The amendment added a requirement that when the Company consummates any Special Asset Disposition (as defined in the Great Harbor Note 2), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the Great Harbor Note and any other note subject to the Intercreditor Agreement (defined below). The maturity date, interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017.

GH also delivered a deferment letter to which GH agreed to defer all payments due under the notes specified in the Great Harbor Deferment Letter through June 30, 2018 until July 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a Director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan. On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. The terms of this note payable remain the same with the only change being the holder of the promissory note.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from JL. The terms of this note payable remain the same with the only change being the holder of the promissory note.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from Penta. The terms of this note payable remain the same with the only change being the holder of the promissory note.

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

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 Secured Promissory Note, Golisano LLC lent us $2,000 (“Golisano LLC Note”). The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap.

Golisano LLC also delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the Golisano Deferment Letter through June 30, 2018 until July 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

On February 6, 2018, GH and Golisano LLC entered into an intercreditor agreement where they agreed that each of the Great Harbor Note 1, the Great Harbor Note 2 and the Golisano LLC Note are pari passu as to repayment, security and otherwise and are equally and ratably secured (the “Intercreditor Agreement”).

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extended our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.70% per annum as of March 31, 2018. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

Other Debt

April 2016 Note Payable to JL-Utah Sub, LLC

Pursuant to an April 5, 2016 Unsecured Promissory Note, JL-Utah Sub, LLC lent us $500. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $21 commencing on April 21, 2017.

Capital Lease Obligations

Our capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner was a director of the Company through January 22, 2018.

Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of March 31, 2018, we were not in compliance with these financial covenants of the debt agreements; however, the lenders provided the Company with a waiver of the covenant violations as of March 31, 2018.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of March 31, 2018, and changes during the three months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	15,855,017	0.18

Granted	500,000	-
Canceled / Expired	(500,000)	-
Exercised	-	-
Outstanding, March 31, 2018	15,855,017	0.18

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

On January 22, 2015, the Company entered into a revolving credit facility with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned Great Harbor Note and Golisano LLC Note; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $.76 per share. The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap. The warrant, if exercisable, expires on February 6, 2019.

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

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of March 31, 2018, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

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

In connection with the Golisano LLC, February 2018 note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano Warrant"). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an Acceleration Notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano Warrant. The Golisano Warrant, if exercisable, expires on February 6, 2024.

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

In connection with the GH February 2018 Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Great Harbor Warrant"). The Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an Acceleration Notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Great Harbor Warrant. The Great Harbor Warrant, if exercisable, expires on February 6, 2024.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of March 31, 2018, we have estimated the total fair value of the derivative liabilities to be $4,973 as compared to $6,791 as of December 31, 2017. We had the following activity in our derivative liabilities account since December 31, 2017:

Three Months Ended
March 31,
2018
Derivative liabilities as of December 31, 2017	$6,791
Gain on change in fair value of derivative liabilities	(1,818)
Derivative liabilities as of March 31, 2018	$4,973

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods.  During the three months ended March 31, 2018, there were not any shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of March 31, 2018, 5,770,181 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock was purchased by the company for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2018, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017, and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regards to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the Subject Shares held in escrow. Upon the exercise of this purchase option, the Subject Shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding and we did not excerise the repurchase right. The 778,385 shares were returned from escrow to Huntington. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

NOTE 10 – SUBSEQUENT EVENTS

Chief Executive Officer and Board Member Changes

Effective April 25, 2018, Ms. Naomi Whittel has resigned from her position as Chief Executive Officer of Twinlab Consolidated Holdings, Inc. (the “Company”) and as a member of the Company’s Board of Directors, in order to pursue other opportunities.

On April 27, 2018, the Company and Ms. Whittel entered into a Separation and Release Agreement (the “Separation Agreement”). The Separation Agreement is qualified in its entirety by reference to the full text of such document, which document is filed as Exhibit 10.176 in the Company’s Form 8K filed with the SEC on April 30, 2018. Per the Separation Agreement, Ms. Naomi will surrender 3,000,000 shares of the Company’s common stock, effective as of the date of the separation.

On May 8, 2018, the Board held a Board meeting wherein the Board appointed Anthony Zolezzi to fill a vacancy on the Board.

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

Recent Developments

Chief Executive Officer and Board Member Changes

On January 22, 2018, Mr. Ralph T. Iannelli informed the Board of Directors of Twinlab that he would be resigning from the Board of Directors effective immediately. His resignation is not a result of any disagreement with the Company.

Effective April 25, 2018, Ms. Naomi Whittel has resigned from her position as Chief Executive Officer of Twinlab and as a member of the Company’s Board of Directors, in order to pursue other opportunities.

On April 27, 2018, the Company and Ms. Whittel entered into a Separation and Release Agreement (the “Separation Agreement”). The Separation Agreement is qualified in its entirety by reference to the full text of such document, which document is filed as Exhibit 10.176 in the Company’s Form 8K filed with the SEC on April 30, 2018. Per the Separation Agreement, Ms. Naomi will surrender 3,000,000 shares of the Company’s common stock, effective as of the date of the separation.

On May 8, 2018, the Board held a Board meeting wherein the Board appointed Anthony Zolezzi to fill a vacancy on the Board.

Plant Transition

On January 25, 2018, the Company announced that as part of improving operational efficiencies, the Company will transition the manufacturing of the balance of our products to strategic manufacturing partners (the “Transition”). The announcement came the same day the Board of Directors made the decision to undertake the Transition. As a result, operations at the underutilized American Fork, Utah facility are expected to cease during the first half of 2018. The Board of Directors believe that restructuring the supply chain similar to that of our NutraScience division, and leveraging access to exclusive technologies, and processes, should result in greater flexibility, more efficient capital allocation and an improved cost structure, all of which are in the best interest of the Company and its shareholders.

The Company has and expects to continue to incur certain foreseeable and unforeseeable costs to make the Transition, which will include but are not limited to increasing inventory to maintain products and services throughout the Transition, as well as providing severance to the affected Utah based employees. An accrual of $1.5 million was made at the end of March 31, 2018 for severance pay for Utah based employees scheduled to be terminated. According to the plan, production at the underutilized American Fork, Utah facility has been shut down since April 30, 2018. We are moving all manufacturing to our portfolio of qualified contract manufacturing partners across the country. We have also selected a distribution provider to handle all of our warehouse and distribution needs.

Our contract manufacturing partners include softgel manufacturers, liquid manufacturers, capsule and tablet manufacturers, bulk powder operations and other specialty manufacturers when needed. These contract manufacturers do business with us under both short and long-term contracts depending on our needs. We do not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.). We believe that our portfolio of contract manufacturing partners provides us with flexibility and nimbleness in our supply chain giving us a competitive advantage.  In addition, we have redundancy across contract manufacturers giving us further flexibility.

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel as we carefully manage our contract manufacturing partners. Raw materials are sourced by our contract manufacturing partners through a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We have long-term relationships with many of our contract manufacturing partners and we are constantly evaluating our partners and looking for new relationships that can add value to our supply chain operations.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2018, we had an accumulated deficit of $258,921. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $72,561 as of March 31, 2018.  We also have $72,748 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers.  During the three months ended March 31, 2018, we obtained debt funding totaling $4,000 to execute the new supply chain initiatives and increase inventory levels to support the closure of Utah facility initiatives. This funding will assist the company to pay for severance cost, unpaid vacation, and other facility closure expenses. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the three months ended March 31, 2018, we obtained debt funding totaling $4,000 to execute the new supply chain initiatives and increase inventory levels to support the closure of Utah facility inititaives. This funding will assist the company to pay for severance cost, unpaid vacation, and other facility closure expenses. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Results of Operations

Net Sales

Our net sales decreased $4,434, or 18%, to $19,665 for the three months ended March 31, 2018 from $24,099 for the three months ended March 31, 2017.  The decrease in our net sales is primarily related to a continued declining trend in Twinlab and Organic Holdings branded sales due to lost distribution from out-of-stock conditions caused by order fulfilment shortfalls.  Additionally, a major promotion with one of our customers in 2017 was not repeated in 2018.

Gross Profit

Our gross profit decreased $2,525, or 38%, to $4,075 for the three months ended March 31, 2018 from $6,600 for the three months ended March 31, 2017.  The decrease in our gross profit is derived from shifts in the margin mix of sales, lower net sales, and accrued severance pay of $573 for Utah based production employees scheduled to be terminated due to the Utah plant closure (see selling, general and administrative expenses below for the remainder of the accrued severance).

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $2,127, or 32%, to $8,722 for the three months ended March 31, 2018 from $6,595 for the three months ended March 31, 2017. The increases in our selling, general and administrative expenses are primarily due to plant closure related expenses such as non-production employees’ severance pay accrual of $889 and outside consulting fees.

Interest Expense, Net

Our interest expense increased $149, or 8%, to $2,113 for the three months ended March 31, 2018 from $1,964 for the three months ended March 31, 2017.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts.  We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations.  During the three months ended March 31, 2018, we recorded a gain on change in derivative liabilities of $1,818. During the three months ended March 31, 2017, we recorded a loss on change in derivative liabilities of $998.

Liquidity and Capital Resources

At March 31, 2018, we had an accumulated deficit of $258,921, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $72,561 at March 31, 2018. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2018, we had cash of $970. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,236 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we incurred new debt of $4,000 and a net increased in borrowings on our senior credit facility of $296 to fund our operations and debt repayment of $393.

Our total liabilities increased by $4,620 to $104,934 at March 31, 2018 from $100,314 at December 31, 2017.  This increase in our total liabilities was primarily due to an the accrual of $1.5 million for severance pay for Utah based employees scheduled to be terminated, a net increase of $4,000 in debt, new debt financings obtained during the first three months of 2018, while partially offset by a non-cash gain on change in derivative liabilities of $1,818.  For discussion of our debt financings completed to date during 2018, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4,236 for the three months ended March 31, 2018 as a result of our net loss of $4,958, a non-cash gain on change in derivative liabilities of $1,818, other non-cash expenses totaling $1,232 and an increase in net operating assets and liabilities of $1,308.  By comparison, for the three months ended March 31, 2017, net cash used in operating activities was $6,512 as a result of our net loss of $2,956, a non-cash loss on change in derivative liabilities of $998 as well as other non-cash expenses totaling $1,612 and a decrease in net operating assets and liabilities of $6,166. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $47 and $18, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $3,903 for the three months ended March 31, 2018, primarily consisting of proceeds from the issuance of debt of $4,000, net borrowings of $296 under our revolving credit facility, partially offset by repayment of debt of $393.   Net cash provided by financing activities was $4,132 for the three months ended March 31, 2017.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing to date in 2018 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chosen to delay our adoption until January 1, 2019.

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

As of March 31, 2018, we have total debt of $75,880, of which $59,072 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

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

If purchased from 463IP, the price will be equivalent to the fully loaded cost to 463IP. Additionally, the Company will pay a royalty equal to $2.50 per kilogram of blended licensed product purchased regardless of whether it is purchased from 463IP or a manufacturer approved by 463IP. The Per Kilo Fee shall be reduced by 50% under certain circumstances set forth in the Sublicense Agreement.

Off-Balance Sheet Arrangements

None.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief financial officer who is currently our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CH Robinson Worldwide v. Twinlab Consolidation Corporation, Case No.: Pending, in the District Court of the Fourth Judicial District in and for Hennepin County, Minnesota, filed on March 7, 2018. The plaintiffs in this matter allege Twinlab Corporation is in breach of a contract agreement related to unpaid invoices. The matter is currently stayed pending the Company’s review and investigation of the claim.

Item 1A.	Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 2, 2018.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 6.          Exhibits.

Exhibit Number	Exhibit Description
10.174

Amendment No. 14 to Credit and Security Agreement and Limited Waiver, dated as of March 22, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference to Exhibit 10.174 to the Company’s report on Form 8-K on March 29, 2018).

10.176

Separation and Release Agreement, dated as of April 25, 2018, by and between Twinlab Consolidated Holdings, Inc. and Ms. Naomi Whittel (incorporated by reference to Exhibit 10.174 to the Company’s report on Form 8-K on March 29, 2018)

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Alan S. Gever
Alan S. Gever
Chief Financial Officer and Chief Operating Officer (principal executive officer and principal financial officer)