Form 10-Q
period 2018-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2018-08-13
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares of common stock, $0.001 par value, outstanding on August 13, 2018 was 254,441,733 shares.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$609	$1,350
Accounts receivable, net of allowance of $2,704 and $2,534, respectively	9,911	6,528
Inventories, net	12,173	17,168
Prepaid expenses and other current assets	3,273	2,256
Total current assets	25,966	27,302

Property and equipment, net	2,803	3,169
Intangible assets, net	22,146	23,063
Goodwill	17,797	17,797
Other assets	1,738	1,762

Total assets	$70,450	$73,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,895	$10,146
Accrued expenses and other current liabilities	13,482	10,336
Derivative liabilities	6,403	6,791
Notes payable and current portion of long-term debt, net of discount of $2,656 and $3,660, respectively	72,674	68,093
Total current liabilities	102,454	95,366

Long-term liabilities:
Deferred gain on sale of assets	1,484	1,565
Notes payable and long-term debt, net of current portion	3,257	3,383
Total long-term liabilities	4,741	4,948

Total liabilities	107,195	100,314

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 389,247,784 and 388,081,117 shares issued and outstanding, respectively	389	388
Additional paid-in capital	228,056	226,884
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(264,660)	(253,963)
Total stockholders’ deficit	(36,745)	(27,221)

Total liabilities and stockholders' deficit	$70,450	$73,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$21,662	$21,419	$41,326	$45,518
Cost of sales	16,779	15,766	32,369	33,265

Gross profit	4,883	5,653	8,957	12,253

Selling, general and administrative expenses	6,837	7,333	15,559	13,928

Loss from operations	(1,954)	(1,680)	(6,602)	(1,675)

Other income (expense):
Interest expense, net	(2,338)	(2,478)	(4,451)	(4,442)
Gain (loss) on change in derivative liabilities	(1,430)	(297)	388	(1,295)
Other expense, net	(16)	(25)	(32)	(24)

Total other expense, net	(3,784)	(2,800)	(4,095)	(5,761)

Loss before income taxes	(5,738)	(4,480)	(10,697)	(7,436)
Provision for income taxes	-	-	-	-

Total net loss	$(5,738)	$(4,480)	$(10,697)	$(7,436)

Weighted average number of common shares outstanding – basic	255,149,140	252,959,714	254,206,926	252,941,772

Net loss per common share – basic	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding – diluted	255,149,140	252,959,714	265,522,796	252,941,772

Net loss per common share – diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,697)	$(7,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,341	1,612
Amortization of debt discount	1,004	1,244
Issuance of common stock for services	352	-
Stock-based compensation	172	301
Change in provision for obsolete inventory	(987)	119
Change in provision for losses on accounts receivable	(165)	185
(Gain) loss on change in derivative liabilities	(388)	1,295
Other non-cash items	(82)	(81)
Changes in operating assets and liabilities:
Accounts receivable	(3,225)	(1,692)
Inventories	5,982	(4,063)
Prepaid expenses and other current assets	(370)	300
Other assets	24	(102)
Accounts payable	(242)	(218)
Accrued expenses and other current liabilities	3,145	(204)

Net cash used in operating activities	(4,136)	(8,740)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(29)

Cash flows from financing activities:
Proceeds from the issuance of debt	4,000	3,267
Repayment of debt	(835)	(1,057)
Net borrowings from revolving credit facility	287	1,949

Net cash provided by financing activities	3,452	4,159

Net decrease in cash	(741)	(4,610)
Cash at the beginning of the period	1,350	5,097

Cash at the end of the period	$609	$487

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS) - Continued

	Six Months Ended
	June 30,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,557	$3,198
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for prepaid expenses	648	-
Decrease in derivative liabilities and increase in common stock and additional
Relief of stock subscription accrual through long-term debt	-	(3,200)
Issuance of new long-term debt as payment of existing prepaid stock subscription	-	3,200

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

Nature of Operations

We are an integrated marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name (including the REAAL®, and Twinlab® Fuel brand of sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage™ Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; the Re-Body® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

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

Revenue Recognition

Revenue from product sales, net of estimated returns and allowances, is recognized when evidence of an arrangement is in place, related prices are fixed, and determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Shipping terms are generally freight on board shipping point. We sell predominately in the North American and European markets, with international sales transacted in U.S. dollars.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

June 30, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,403	$-	$-	$6,403

December 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,791	$-	$-	$6,791

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience.  As of June 30, 2018, total allowances amounted to $2,704, of which $495 was related to doubtful accounts receivable.  As of December 31, 2017, total allowances amounted to $2,534, of which $329 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutriton brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of June 30, 2018 and December 31, 2017 was $4,346.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $40 for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, we recorded amortization of $81 and $81, respectively. As of June 30, 2018, and December 31, 2017, unamortized deferred gain on sale of assets was $1,484 and $1,565, respectively.

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

When calculating diluted earnings or loss per share, if the effects are dilutive, companies are required to add back to net income or loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income or loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares. Accordingly, for the six months ended June 30, 2018, the gain on change in derivative liabilities was added to net loss, and the dilutive effect of the warrant derivative liabilities was included in the calculation of the weighted average dilutive shares. As there was no gain on change in derivative liabilities for the three months ended June 30, 2018, there was no dilutive effect on net loss and the calculation of the weighted average dilutive shares.

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Numerator:
Net loss	$(5,738)	$(4,480)	$(10,697)	$(7,436)
Effect of dilutive securities on net loss:
Common stock warrants	-	-	(388)	-

Total net loss for purpose of calculating diluted net loss per common share	$(5,738)	$(4,480)	$(11,085)	$(7,436)

Number of shares used in per common share calculations:
Total weighted-average shares for purposes of calculating basic net loss per common share	255,149,140	252,959,714	254,206,926	252,941,772
Weighted-average effect of dilutive securities:
Common stock warrants	-	-	11,315,870	-

Total shares for purpose of calculating diluted net loss per common share	255,149,140	252,959,714	265,522,796	252,941,772

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 28% and 22% of total sales for the three months ended June 30, 2018 and 2017, respectively, and 28% and 26% of total sales for the six months ended June 30, 2018 and 2017. Sales to one of those customers were approximately 12% and 10% of total sales for the three months ended June 30, 2018 and 2017, respectively, and 14% and 12% of total sales for the six months ended June 30, 2018 and 2017, respectively. Accounts receivable from top three customers were approximately 37% and 39% of total accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our condensed consolidated financial statements or related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments". ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as an emerging growth company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2021. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chosen to delay our adoption until January 1, 2019.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of June 30, 2018, we had an accumulated deficit of $264,660. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $76,488 as of June 30, 2018.  We also have $72,674 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs that include significant workforce and salary expense reduction, and continuing to negotiate lower prices from major suppliers.  We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	June 30,	December 31,
	2018	2017

Raw materials	$2,984	$5,347
Work in process	263	1,965
Finished goods	10,319	12,236
	13,566	19,548
Reserve for obsolete inventory	(1,393)	(2,380)
	$12,173	$17,168

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2018	2017

Machinery and equipment	$12,166	$12,156
Computers and other	9,614	9,589
Aquifer	482	482
Leasehold improvements	1,552	1,530
	23,814	23,757
Accumulated depreciation and amortization	(21,011)	(20,588)
	$2,803	$3,169

Assets held under capital leases are included in machinery and equipment and amounted to $631 and $777 as of June 30, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $210 and $220 for the three months ended June 30, 2018 and 2017, respectively, and totaled $424 and $447 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	June 30,	December 31,
	2018	2017

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(10,978)	(10,061)
	$22,146	$23,063

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $458 and $582 for the three months ended June 30, 2018 and 2017 and was $917 and $1,165 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	June 30,	December 31,
	2018	2017

Related-Party Debt:

July 2014 note payable to Little Harbor, LLC (Converted to a new note in February 2018)	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1,084 and $1,491 as of June 30, 2018 and December 31, 2017, respectively	6,915	6,509
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $1,372 and $1,829 as of June 30, 2018 and December 31, 2017, respectively	3,628	3,171
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $95 and $130 as of June 30, 2018 and December 31, 2017, respectively	1,904	1,869
Total related-party debt	59,521	54,623

Senior Credit Facility with Midcap	12,375	12,088

April 2016 note payable to JL-Utah Sub, LLC	188	313
Capital lease obligations, net of discount of $105 and 210 as of June 30, 2018 and December 31, 2017, respectively	647	1,252
Huntington Holdings	3,200	3,200
Total other debt	4,035	4,765

Total debt	75,931	71,476
Less current portion	(72,674)	(68,093)
Long-term debt	$3,257	$3,383

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, draws totaling $4,770. There were no draws during the year ended December 31, 2017 and the quarter ended June 30, 2018. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7).

Little Harbor also delivered a deferment letter to which Little Harbor agreed to defer all payments due under the notes specified in the Little Harbor Deferment Letter through June 30, 2018 until October 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 Secured Promissory Note, GH lent us $2,000 (Great Harbor Note 1”). The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust (“MidCap”), as successor-by-assignment from MidCap Financial Trust.

Also, on February 6, 2018, the Company issued an Amended and Restated Secured Promissory Note to GH (“Great Harbor Note 2”) replacing the prior Secured Promissory Note issued on August 30, 2017. The amendment added a requirement that when the Company consummates any Special Asset Disposition (as defined in the Great Harbor Note 2), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the Great Harbor Note 2 and any other note subject to the Intercreditor Agreement (defined below). The maturity date, interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017.

GH also delivered a deferment letter to which GH agreed to defer all payments due under the notes specified in the Great Harbor Deferment Letter through June 30, 2018 until October 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a member of the Board of Directors of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note.  This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter.  This note bears interest of 12% per annum, payable monthly.  We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7).  The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan.  Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan.  On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. The terms of this note payable remain the same with the only change being the holder of the promissory note.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. This note bears interest of 8% per annum, payable monthly. We issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from JL. The terms of this note payable remain the same with the only change being the holder of the promissory note.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 8% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from Penta. The terms of this note payable remain the same with the only change being the holder of the promissory note.

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

Golisano LLC also delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the Golisano Deferment Letter through June 30, 2018 until October 1, 2018 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

On February 6, 2018, GH and Golisano LLC entered into an intercreditor agreement where they agreed that each of the Great Harbor Note 1, the Great Harbor Note 2 and the Golisano LLC Note are pari passu as to repayment, security and otherwise and are equally and ratably secured (the “Intercreditor Agreement”).

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months.  We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which calculated interest rate was 7.77% per annum as of June 30, 2018.  We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).  The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility.  Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

Other Debt

April 2016 Note Payable to JL-Utah Sub, LLC

Pursuant to an April 5, 2016 Unsecured Promissory Note, JL-Utah Sub, LLC lent us $500. The note matures on March 21, 2019, bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $21 commencing on April 21, 2017.

Capital Lease Obligations

Our capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner was a member of the Board of Directors of the Company through January 22, 2018.

Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue an unsecured promissory note (the “Huntington Note”) in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017 and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regard to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the subject shares held in escrow. Upon the exercise of this purchase option, the subject shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding, and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios.  We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement.  As of June 30, 2018, we were not in compliance with these financial covenants of the debt agreements; however, the lenders provided the Company with a waiver of the covenant violations as of August 13, 2018.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of June 30, 2018, and changes during the six months then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2017	15,855,017	0.18

Granted	500,000	-
Canceled / Expired	(500,000)	-
Exercised	-	-
Outstanding, June 30, 2018	15,855,017	0.18

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

On January 22, 2015, the Company entered into a revolving credit facility with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust. The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned Great Harbor Note and Golisano LLC Note; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $.76 per share. The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap Warrant. The warrant, if exercisable, expires on February 6, 2019.

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

Essex Warrants

In connection with the guarantee of a note payable issued in the Nutricap asset acquisition and capital lease obligations by Essex discussed in Note 6, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020.  The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property.   Essex subsequently assigned warrants for 350,649 shares to another company.

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ending December 31, 2018 does not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant” defined below),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC.  The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant.  On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants.  As of June 30, 2018, we have reserved 4,756,505 shares of its common stock for issuance under the Golisano Warrant.

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

In connection with the Golisano LLC July 2016 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the GH December 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the December 2016 GH Warrant). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH August 2017 Secured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH note and any accrued and unpaid interest thereon as of August 29, 2020 or such earlier date as is required pursuant to an acceleration notice (as defined in the August 2017 GH Warrant). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH February 2018 Secured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Great Harbor Warrant"). The Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Great Harbor Warrant. The Great Harbor Warrant, if exercisable, expires on February 6, 2024.

JL-US Escrow Warrant

In connection with an April 5, 2016 Unsecured Promissory Note, we issued into escrow in the name of JL-Utah Sub (“JL-US”) a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until we fail to pay JL-US the entire unamortized principal amount of the JL-US note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the JL-US note).  We have reserved 227,273 shares of the Company’s common stock for issuance under the JL-US Warrant.  The JL-US Warrant, if exercisable, expires on March 21, 2022. The JL-US Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

Little Harbor Escrow Warrant

The Little Harbor July 2016 unsecured delayed draw promissory note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”).  The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor July 2016 note).  We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022.  The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.  The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of June 30, 2018, we have estimated the total fair value of the derivative liabilities to be $6,403 as compared to $6,791 as of December 31, 2017. We had the following activity in our derivative liabilities account since December 31, 2017:

Six Months Ended
June 30,
2018
Derivative liabilities as of December 31, 2017	$6,791
Gain on change in fair value of derivative liabilities	(388)
Derivative liabilities as of June 30, 2018	$6,403

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. During the six months ended June 30, 2018, there were not any shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of June 30, 2018, 6,464,378 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock was purchased by the Company for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2018, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the two parties came to an agreement in which we were required to issue the Huntington Note in favor of Huntington. The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017 and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regard to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the subject shares held in escrow. Upon the exercise of this purchase option, the subject shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding, and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington. Pursuant to the agreement, we were also required to enter into a four-year lease agreement with the purchaser related to our premises occupied by Nutricap.

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum Advisory Services, LLC in accordance with the terms of the Equity in Exchange for Services Agreement that the parties entered into on December 27, 2017.

NOTE 10 – SUBSEQUENT EVENTS

On July 17, 2018, the Board of Directors appointed Anthony Zolezzi as the Company’s Chief Executive Officer and President.

On July 17, 2018, the Company and Mr. Zolezzi entered into an employment agreement (the “Employment Agreement”), outlining the terms of Mr. Zolezzi’s employment with the Company. Under the terms of the Employment Agreement, Mr. Zolezzi was also granted an initial equity award of restricted stock. The initial equity award is up to 8,000,000 shares of common stock ("Initial Equity Award") in exchange for an exercise price equal to the fair market value of the Company's common stock and is subject to the Company's 2013 Stock Incentive Plan and further issuance of shares as necessory.

Great Harbor Capital

On July 27, 2018, the Company issued a Secured Promissory Note in favor of GH, pursuant to which GH has loaned the Company the principal amount of $5,000,000 ("Great Harbor Note 3"). The Great Harbor Note 3 matures on January 27, 2020. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the Great Harbor Note 3 is payable at maturity.  The Great Harbor Note 3 is secured by collateral. The Great Harbor Note 3 is subordinate to the indebtedness owed to MidCap.  The Great Harbor Note 3 is senior to the indebtedness owed to Little Harbor, LLC and Golisano Holdings LLC.

The Company also issued to GH a warrant to purchase an aggregate of 2,500,000 shares of Company common stock at an exercise price of $.01 per share (the "July 2018 Great Harbor Warrant"). The July 2018 Great Harbor Warrant is exercisable on any business day prior to the expiration date.  The Company has reserved 2,500,000 shares of Company common stock for issuance under the July 2018 Great Harbor Warrant. The July 2018 Great Harbor Warrant expires on July 27, 2024.

The July 2018 Great Harbor Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The July 2018 Great Harbor Warrant grants GH certain registration rights for the shares of Company common stock issuable upon exercise of the July 2018 Great Harbor Warrant.

Golisano Holdings LLC

The Company entered into the Twelfth Amendment to the Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and among the Company and Golisano LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC to the original Note and Warrant Purchase Agreement, dated as of January 22, 2015, as amended from time to time (the “Twelfth Amendment”).  Pursuant to the Twelfth Amendment, Golisano LLC consented to the secured loan in the amount of $5,000,000 from GH.

The Company also entered into the Thirteenth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of July 27, 2018, by and among the Company and Golisano LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to the original Note and Warrant Purchase Agreement, dated as of November 13, 2014, as amended from time to time (the “Thirteenth Amendment”).  Pursuant to the Thirteenth Amendment, Golisano LLC consented to the secured loan in the amount of $5,000,000 from GH.

Midcap Funding X Trust

On July 27, 2018, MidCap consented to the Great Harbor Note 3 and the repayment of the Great Harbor Note 3 in the future.  The Company, its subsidiaries and Midcap, as successor-by-assignment from MidCap Financial Trust, are parties to a certain Credit and Security Agreement dated as of January 22, 2015, as amended from time to time (the "Credit Agreement").

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

Our Operations

We are an integrated marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the REAAL®, and Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also manufacture and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

We also perform contract manufacturing services for private label products.  Our contract manufacturing business involves the manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name.  We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

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

On April 27, 2018, the Company and Ms. Whittel entered into a Separation and Release Agreement (the “Separation Agreement”). The Separation Agreement is qualified in its entirety by reference to the full text of such document, which document is filed as Exhibit 10.176 in the Company’s Form 8-K filed with the SEC on April 30, 2018. Per the Separation Agreement, Ms. Whittel surrendered 3,000,000 shares of the Company’s common stock.

On May 8, 2018, the Board of Directors appointed Anthony Zolezzi to fill a vacancy on the Board.

On July 17, 2018, the Board appointed Anthony Zolezzi as the Company’s Chief Executive Officer and President.

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

The Company has and expects to continue to incur certain foreseeable and unforeseeable costs to make the Transition, which have included but are not limited to increasing inventory to maintain products and services throughout the Transition, as well as providing severance to the affected Utah based employees. An accrual of $1.5 million was made at the end of March 31, 2018 for severance pay for Utah based employees scheduled to be terminated at various times this year. According to the plan, production at the underutilized American Fork, Utah facility has been shut down since April 30, 2018. All manufacturing has been moved to our portfolio of qualified contract manufacturing partners across the country. We have also selected a 3PL distribution provider to handle all of our warehouse and distribution needs and all inventories have been moved to 3PL.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of June 30, 2018, we had an accumulated deficit of $264,660. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $76,488 as of June 30, 2018. We also have $72,674 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the six months ended June 30, 2018, we obtained debt funding totaling $4,000 to execute the new supply chain initiatives and increase inventory levels to support the closure of Utah facility initiatives. This funding will assist the company to pay for severance cost, unpaid vacation, and other facility closure expenses. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition

Revenue from product sales, net of estimated returns and allowances, is recognized when evidence of an arrangement is in place, related prices are fixed, and determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Shipping terms are generally freight on board shipping point. We sell predominately in the North American and European markets, with international sales transacted in U.S. Dollars.

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

Results of Operations

Net Sales

Our net sales increased $243, or 1%, to $21,662 for the three months ended June 30, 2018 from $21,419 for the three months ended June 30, 2017. On a year-to-date basis, our net sales decreased $4,192, or 9%, to $41,326 for the six months ended June 30, 2018 from $45,518 for the six months ended June 30, 2017. The increase in our net sales for the three months ended June 30, 2017 is attributed to the launch of our new product “REAAL”. The decrease in our net sales for the six months ended June 30, 2018 is primarily related to a continued declining trend in Twinlab and Organic Holdings branded sales due to lost distribution from out-of-stock conditions caused by order fulfilment shortfalls.  Additionally, sales volume from a major customer in 2017 was not repeated in 2018.

Gross Profit

Our gross profit decreased $770, or 14%, to $4,883 for the three months ended June 30, 2018 from $5,653 for the three months ended June 30, 2017.  On a year-to-date basis, our gross profit decreased $3,296, or 27%, to $8,957 for the six months ended June 30, 2018 from $12,253 for the six months ended June 30, 2017. The decrease in our gross profit is derived from shifts in the margin mix of sales, lower net sales, and accrued severance pay of $573 recorded during the three months ended March 31, 2018 for Utah based production employees terminated or scheduled to be terminated due to the Utah plant closure (see selling, general and administrative expenses below for the remainder of the accrued severance).

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $496, or 7%, to $6,837 for the three months ended June 30, 2018 from $7,333 for the three months ended June 30, 2017. On a year-to-date basis, our selling, general and administrative expenses increased $1,631, or approximately 12%, to $15,559 for the six months ended June 30, 2018 from $13,928 for the six months ended June 30, 2017.  The decrease in selling, general and administrative expenses for the three months ended June 30, 2018 is related to the Company’s 2018 rightsizing initiatives.  The increases in our selling, general and administrative expenses for the six months ended June 30, 2018 are primarily due to plant closure related expenses recorded during the three months ended March 31, 2018 such as employees’ severance pay accrual of $889 and outside consulting fees.

Interest Expense, Net

Our interest expense decreased $140, or 6%, to $2,338 for the three months ended June 30, 2018 from $2,478 for the three months ended June 30, 2017.  On a year-to-date basis, our interest expense increased slightly by $9, or 0.2%, to $4,451 for the six months ended June 30, 2018 from $4,442 for the six months ended June 30, 2017. The decrease in our interest expense for the three months ended June 30, 2018 is primarily due to paying off one capital lease.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations. During the three months and six months ended June 30, 2018, we reported a loss on change in derivative liabilities of $1,430 and a gain of $388, respectively. During the three and six months ended June 30, 2017, we reported a loss on change in derivative liabilities of $297 and $1,295, respectively.

Liquidity and Capital Resources

At June 30, 2018, we had an accumulated deficit of $264,660, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee.  We have a working capital deficiency of $76,488 at June 30, 2018.  Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of June 30, 2018, we had cash of $609.  On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,136 for the six months ended June 30, 2018.  During the six months ended June 30, 2018, we incurred new debt of $4,000 and a net increase in borrowings on our senior credit facility of $287 to fund our operations and debt repayment of $835.

Our total liabilities increased by $6,881 to $107,195 at June 30, 2018 from $100,314 at December 31, 2017.  This increase in our total liabilities was primarily due to the accrual of $1,462 for severance pay for Utah based employees scheduled to be terminated, a net increase of $4,000 in debt, new debt financings obtained during the first six months of 2018, while partially offset by a non-cash gain on change in derivative liabilities of $388.  For discussion of our debt financings completed to date during 2018, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4,136 for the six months ended June 30, 2018 as a result of our net loss of $10,697, a non-cash gain on change in derivative liabilities of $388, other non-cash expenses totaling $1,635 net and an increase in net operating assets and liabilities of $5,314.  By comparison, for the six months ended June 30, 2017, net cash used in operating activities was $8,740 as a result of our net loss of $7,436, a non-cash loss on change in derivative liabilities of $1,295 as well as other non-cash expenses totaling $3,380 and an increase in net operating assets and liabilities of $5,979. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $57 and $29, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $3,452 for the six months ended June 30, 2018, primarily consisting of proceeds from the issuance of debt of $4,000, net borrowings of $287 under our revolving credit facility, partially offset by repayment of debt of $835. Net cash provided by financing activities was $4,159 for the six months ended June 30, 2017.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments". ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as an emerging growth company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2021. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allows us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have chosen to delay our adoption until January 1, 2019.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our condensed consolidated financial position or results of operations

Material Contractual Obligations

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026, and has a monthly base rent of $17 in year 1 to $21 in year 8. The commencement date is August 2017.

As of June 30, 2018, we have total debt of $75,931, of which $59,521 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our management has concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 6.          Exhibits.

Exhibit Number	Exhibit Description
10.175	Equity in Exchange for Services Agreement (incorporated by reference to Exhibit 10.175 to the Company’s report on Form 10-K on April 3, 2018)
10.176

Separation and Release Agreement, dated as of April 25, 2018, by and between Twinlab Consolidated Holdings, Inc. and Ms. Naomi Whittel (incorporated by reference to Exhibit 10.176 to the Company’s report on Form 8-K on April 30, 2018)

10.177	Employment Agreement, dated July 17, 2018, by and between Twinlab Consolidated Holdings, Inc. and Mr. Anthony Zolezzi (incorporated by reference to Exhibit 10.177 to the Company’s report on Form 8-K on July 19, 2018)
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CA	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 13, 2018	By:	/s/ Anthony Zolezzi
Anthony Zolezzi
Chief Executive Officer and President

Date: August 13, 2018	By:	/s/ Alan S. Gever
Alan S. Gever
Chief Financial Officer and Chief Operating Officer