Form 10-Q
period 2018-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2018-11-19
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

The number of shares of common stock, $0.001 par value, outstanding on November 16, 2018 was 254,441,733 shares.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$619	$1,350
Accounts receivable, net of allowance of $2,712 and $2,534, respectively	9,184	6,528
Inventories, net	8,609	17,168
Prepaid expenses and other current assets	4,423	2,256
Total current assets	22,835	27,302

Property and equipment, net	2,602	3,169
Intangible assets, net	21,687	23,063
Goodwill	17,797	17,797
Other assets	1,720	1,762

Total assets	$66,641	$73,093

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,689	$10,146
Accrued expenses and other current liabilities	12,382	10,336
Derivative liabilities	8,672	6,791
Notes payable and current portion of long-term debt, net of discount of $3,457 and $3,660, respectively	73,173	68,093
Total current liabilities	105,916	95,366

Long-term liabilities:
Deferred gain on sale of assets	1,444	1,565
Notes payable and long-term debt, net of current portion	3,224	3,383
Total long-term liabilities	4,668	4,948

Total liabilities	110,584	100,314

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 389,247,784 and 388,081,117 shares issued and outstanding, respectively	389	388
Additional paid-in capital	229,571	226,884
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(273,373)	(253,963)
Total stockholders’ deficit	(43,943)	(27,221)

Total liabilities and stockholders’ deficit	$66,641	$73,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$14,933	$20,612	$56,259	$66,130
Cost of sales	13,726	17,103	46,095	50,368

Gross profit	1,207	3,509	10,164	15,762

Selling, general and administrative expenses	5,231	6,646	20,789	20,574

Loss from operations	(4,024)	(3,137)	(10,625)	(4,812)

Other income (expense):
Interest expense, net	(2,405)	(1,876)	(6,856)	(6,318)
Loss on change in derivative liabilities	(2,269)	(393)	(1,881)	(1,688)
Other expense, net	(15)	(12)	(48)	(36)

Total other expense, net	(4,689)	(2,281)	(8,785)	(8,042)

Loss before income taxes	(8,713)	(5,418)	(19,410)	(12,854)
Provision for income taxes	-	-	-	-

Net loss	$(8,713)	$(5,418)	$(19,410)	$(12,854)

Weighted average number of common shares outstanding:
Basic	254,441,733	252,924,027	254,286,055	252,935,792
Diluted	254,441,733	252,924,027	254,286,055	252,935,792

Net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.08)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.05)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(19,410)	$(12,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,001	2,416
Amortization of debt discount	1,683	1,774
Issuance of common stock for services	352	-
Stock-based compensation	207	386
Change in provision for obsolete inventories	(94)	466
Change in provision for losses on accounts receivable	178	167
Loss on change in derivative liabilities	1,881	1,688
Other non-cash items	(121)	(121)
Changes in operating assets and liabilities:
Accounts receivable	(2,834)	(1,136)
Inventories	8,653	(1,233)
Prepaid expenses and other current assets	(1,519)	632
Other assets	42	(101)
Accounts payable	1,543	(3,259)
Accrued expenses and other current liabilities	2,046	2,032

Net cash used in operating activities	(5,392)	(9,143)

Cash flows from investing activities:
Purchase of property and equipment	(58)	(51)

Cash flows from financing activities:
Proceeds from issuance of debt	9,000	6,267
Repayment of debt	(1,207)	(1,583)
Net borrowings from (repayments of) revolving credit facility	(3,074)	1,646

Net cash provided by financing activities	4,719	6,330

Net decrease in cash	(731)	(2,864)
Cash, beginning of the period	1,350	5,097

Cash, end of the period	$619	$2,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS) - Continued

	Nine Months Ended September 30,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$996	$982
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of common stock for prepaid expenses	$648	$-
Reduction of common stock and increase in additional paid-in capital for surrender of common stock	3	-
Issuance of warrants for debt discount and additional paid-in capital	1,481
Relief of stock subscription accrual through long-term debt	-	(3,200)
Issuance of new long-term debt as payment of existing prepaid stock subscription	-	3,200
Property and equipment acquired through the issuance of capital leases	-	330

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

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

We also perform contract manufacturing services for private label products.  Our contract manufacturing services business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name.  We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States generally accepted accounting principles, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 3, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of warrants and derivative liabilities.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018:
Derivative liabilities	$8,672	$-	$-	$8,672

December 31, 2017:
Derivative liabilities	$6,791	$-	$-	$6,791

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2018, total allowances amounted to $2,712, of which $490 was related to doubtful accounts receivable. As of December 31, 2017, total allowances amounted to $2,534, of which $329 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutrition brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of September 30, 2018 and December 31, 2017 was $4,346.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $40 for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, we recorded amortization of $121 and $121, respectively. As of September 30, 2018, and December 31, 2017, unamortized deferred gain on sale of assets was $1,444 and $1,565, respectively.

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

When calculating diluted earnings or loss per share, if the effects are dilutive, companies are required to add back to net income or loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income or loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares. As there was no gain on change in derivative liabilities for the three and nine months ended September 30, 2018, there was no dilutive effect on net loss and the calculation of the weighted average dilutive shares. The numerator and the denominator of the calculation of basic and diluted net loss per share were identical for the three and nine months ended September 30, 2018 and 2017.

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 30% and 33% of total sales for the three months ended September 30, 2018 and 2017, respectively, and 25% and 27% of total sales for the nine months ended September 30, 2018 and 2017. Sales to one of those customers were approximately 15% and 13% of total sales for the three months ended September 30, 2018 and 2017, respectively, and 14% and 12% of total sales for the nine months ended September 30, 2018 and 2017, respectively. Accounts receivable from the top three customers were approximately 23% and 39% of total accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of September 30, 2018, we had an accumulated deficit of $273,373. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $83,081 as of September 30, 2018.  We also have $73,173 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	September 30, 2018	December 31, 2017

Raw materials	$2,978	$5,347
Work in process	231	1,965
Finished goods	7,686	12,236
	10,895	19,548
Reserve for obsolete inventories	(2,286)	(2,380)

	$8,609	$17,168

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2018	December 31, 2017

Machinery and equipment	$12,166	$12,156
Computers and other	9,614	9,589
Aquifer	482	482
Leasehold improvements	1,553	1,530
	23,815	23,757
Accumulated depreciation and amortization	(21,213)	(20,588)

	$2,602	$3,169

Assets held under capital leases are included in machinery and equipment and amounted to $613 and $777 as of September 30, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense totaled $201 and $222 for the three months ended September 30, 2018 and 2017, respectively, and totaled $625 and $669 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30, 2018	December 31, 2017

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(11,437)	(10,061)

	$21,687	$23,063

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $459 and $582 for the three months ended September 30, 2018 and 2017 and was $1,376 and $1,747 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	September 30, 2018	December 31, 2017
Related Party Debt:
July 2014 note payable to Little Harbor, LLC (converted to a new note in February 2018)	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	-
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $1,303 at September 30, 2018	3,697	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $881 and $1,491 as of September 30, 2018 and December 31, 2017, respectively	7,119	6,509
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $1,143 and $1,829 as of September 30, 2018 and December 31, 2017, respectively	3,857	3,171
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $78 and $130 as of September 30, 2018 and December 31, 2017, respectively	1,922	1,869
Total related party debt	63,669	54,623

Senior Credit Facility with Midcap	9,014	12,088

Other Debt:
April 2016 note payable to JL-Utah Sub, LLC	125	313
Capital lease obligations, net of discount of $52 and $210 as of September 30, 2018 and December 31, 2017, respectively	389	1,252
Huntington Holdings	3,200	3,200
Total other debt	3,714	4,765

Total debt	76,397	71,476
Less current portion	(73,173)	(68,093)

Long-term debt	$3,224	$3,383

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor, pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, draws totaling $4,770. There were no draws during the year ended December 31, 2017 and the quarter ended September 30, 2018. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7).

Little Harbor also delivered a deferment letter to which Little Harbor agreed to defer all payments due under the notes specified in the Little Harbor Deferment Letter through September 30, 2018 until January 1, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 Secured Promissory Note, GH loaned the Company $5,000 ("Great Harbor Note 3"). The Great Harbor Note 3 matures on January 27, 2020 and bears interest at an annual rate of 8.5%, with the principal payable at maturity. The principal of the Great Harbor Note is payable at maturity on January 27, 2020. The Great Harbor Note is secured by collateral.  We issued a warrant in connection with this loan (see GH Warrants in Note 7).

The Great Harbor Note 3 is subordinate to the indebtedness owed to MidCap. The Great Harbor Note 3 is senior to the indebtedness owed to Little Harbor, LLC and Golisano Holdings LLC.

GH also delivered a deferment letter to which GH agreed to defer all payments due under the notes specified in the Great Harbor Deferment Letter through September 30, 2018 until January 1, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a member of the Board of Directors of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note.  This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter.  This note bears interest of 12% per annum, payable monthly.  We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Penta Warrants in Note 7).  The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan.  Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan.  On March 8, 2017, Golisano Holdings LLC (“Golisano LLC”) acquired this note payable from Penta. The terms of this note payable remain the same with the only changes being the holder of the promissory note and reduction of the interest rate to 8%.

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

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 8% per annum, payable monthly. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants (formerly Penta Warrants) in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano LLC acquired this note payable from Penta. The terms of this note payable remain the same with the only change being the holder of the promissory note.

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

Golisano LLC also delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the Golisano Deferment Letter through September 30, 2018 until January 1, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

On February 6, 2018, GH and Golisano LLC entered into an intercreditor agreement where they agreed that each of the Great Harbor Note 1, the Great Harbor Note 2 and the Golisano LLC Note are pari passu as to repayment, security and otherwise and are equally and ratably secured (the “Intercreditor Agreement”).

On July 27, 2018, the Company and Golisano LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to the original Note and Warrant Purchase Agreement, dated as of November 13, 2014, as amended from time to time, entered into the Thirteenth Amendment to the Note (“Thirteenth Amendment”). Pursuant to the Thirteenth Amendment, Golisano LLC consented to the secured loan in the amount of $4,000 from GH to the Company.

On July 27, 2018, the Company and Golisano LLC, as successor by assignment to JL-Mezz Utah, LLC (f/k/a JL-BBNC  Mezz Utah, LLC) to the original Note and Warrant Purchase Agreement, dated as of November 13, 2014, as amended from time to time, entered into the Twelfth Amendment to the Note (“Twelfth Amendment”). Pursuant to the Twelfth Amendment, Golisano LLC consented to the secured loan in the amount of $4,000 from GH to the Company.

On July 27, 2018, GH and Golisano LLC entered into an intercreditor agreement (the “Intercreditor Agreement 2”) where they agreed that the Great Harbor Note 3 is subordinate to the indebtedness owed to MidCap. The Great Harbor Note 3 is senior to the indebtedness owed to Little Harbor, LLC and Golisano Holdings LLC.

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust (“MidCap”). On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. In conjunction with this Senior Credit Facility, we issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock that expired on January 21, 2018 (see MidCap Warrant 1 in Note 7). In addition, we granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which calculated interest rate was 7.77% per annum as of September 30, 2018. The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

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

2014 Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the Company issued an unsecured promissory note (the “Huntington Note”) in favor of 2014 Huntington Holdings LLC (“Huntington.” The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017 and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regard to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the subject shares held in escrow. Upon the exercise of this purchase option, the subject shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding, and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of September 30, 2018, we were not in compliance with these financial covenants of the debt agreements; however, the lenders provided the Company with a waiver of the covenant violations through September 30, 2018.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of September 30, 2018, and changes during the nine months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2017	15,855,017	$0.18
Granted	3,000,000	0.14
Canceled / Expired	(500,000)	0.76
Exercised	-	-

Outstanding, September 30, 2018	18,355,017	$0.15

Warrants Issued

Midcap Warrant

In connection with the line of credit agreement with MidCap described in Note 6, we issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant 1”). We entered into a registration rights agreement with Midcap, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant 1. The MidCap warrant 1 was not exercised and expired on January 22, 2018.

On January 22, 2015, the Company entered into a revolving credit facility with MidCap Financial Trust, which subsequently assigned the agreement to an affiliate, Midcap Funding X Trust.

The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned Great Harbor Note and Golisano LLC Note; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $.76 per share (MidCap Warrant 2). The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap Warrant. The warrant expires on February 6, 2019.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of September 30, 2018, we have reserved 4,756,505 shares of our common stock for issuance under the Golisano Warrant.

GH Warrant

In connection with the GH July 2018 Secured Promissory Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The July 2018 Great Harbor Warrant is exercisable on any business day prior to the expiration date.   The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,481 which will be amortized over the term of the GH July 2018 Secured Promissory Note. Amortized expense was $178 for the nine months ended September 30, 2018.

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

In connection with a March 21, 2016 Unsecured Promissory Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Notes we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above warrants are also entitled to the benefits of the Registration Rights Agreement.

In connection with the Golisano LLC, February 2018 note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expires on February 6, 2024.

GH Escrow Warrants

In connection with a January 28, 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH warrant. The January 2016 GH Warrant expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 21, 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH December 2016 Unsecured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an acceleration notice (as defined in the December 2016 GH Warrant). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH August 2017 Secured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH note and any accrued and unpaid interest thereon as of August 29, 2020 or such earlier date as is required pursuant to an acceleration notice (as defined in the August 2017 GH Warrant). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH February 2018 Secured Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of September 30, 2018, we have estimated the total fair value of the derivative liabilities to be $8,672 as compared to $6,791 as of December 31, 2017. We had the following activity in our derivative liabilities account for the nine months ended September 30, 2018:

Derivative liabilities as of December 31, 2017	$6,791
Loss on change in fair value of derivative liabilities	1,881

Derivative liabilities as of September 30, 2018	$8,672

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods.  During the nine months ended September 30, 2018, there were not any shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of September 30, 2018, 6,607,285 shares remain in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock was purchased by the Company for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2018, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum Advisory Services, LLC in accordance with the terms of the Equity in Exchange for Services Agreement that the parties entered into on December 27, 2017, wherein the Company received advertising services in exchange for the shares.

NOTE 10 – SUBSEQUENT EVENTS

Financing

Great Harbor Capital

On November 5, 2018, the Company issued a Secured Promissory Note in favor of GH, pursuant to which GH has loaned the Company the principal amount of $4,000, ("Great Harbor Note 4"). The Great Harbor Note 4 matures on November 5, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the Great Harbor Note 4 is payable at maturity. The Great Harbor Note 4 is secured by collateral. The Great Harbor Note 4 is subordinate to the indebtedness owed to MidCap. The Great Harbor Note 4 is senior to the indebtedness owed to Little Harbor, LLC and Golisano Holdings LLC.

The Company also issued to GH a warrant to purchase an aggregate of 2,000,000 shares of Company common stock at an exercise price of $.01 per share (the "November 2018 Great Harbor Warrant"). The November 2018 Great Harbor Warrant is exercisable on any business day prior to the expiration date.  The Company has reserved 2,000,000 shares of Company common stock for issuance under the November 2018 Great Harbor Warrant. The November 2018 Great Harbor Warrant expires on November 5, 2024.

The November 2018 Great Harbor Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The November 2018 Great Harbor Warrant grants GH certain registration rights for the shares of Company common stock issuable upon exercise of the November 2018 Great Harbor Warrant.

Golisano Holdings LLC

The Company entered into the Thirteenth Amendment to the Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and among the Company and Golisano LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC to the original Note and Warrant Purchase Agreement, dated as of January 22, 2015, as amended from time to time (the “Thirteenth Amendment”). Pursuant to the Thirteenth Amendment, Golisano LLC consented to the secured loan in the amount of $4,000 from GH.

The Company also entered into the Fourteenth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of November 5, 2018, by and among the Company and Golisano LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to the original Note and Warrant Purchase Agreement, dated as of November 13, 2014, as amended from time to time (the “Fourteenth Amendment”). Pursuant to the Fourteenth Amendment, Golisano LLC consented to the secured loan in the amount of $4,000 from GH.

Midcap Funding X Trust

On November 5, 2018, MidCap consented to the Great Harbor Note 3 and the repayment of the Great Harbor Note 3 in the future. The Company, its subsidiaries and Midcap, as successor-by-assignment from MidCap Financial Trust, are parties to a certain Senior Credit Facility dated as of January 22, 2015, as amended from time to time (the "Credit Agreement").

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Due to the current situation related to our need for additional capital, we find an increase of threatened litigation and we are working with those parties in order to obtain an outcome that does not have a material impact on the Company’s finances.

Other

In October 2018, the Company held an auction to divest itself of various unneeded, leased equipment at the Utah facility. In November 2018, the Company used proceeds from the auction to pay off the Utah facility’s two equipment lessors, Essex Capital and Kariba Capital.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Dollar amounts in thousands)

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers.

Our Operations

We are an integrated marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty store retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

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

We also perform contract manufacturing services for private label products.  Our contract manufacturing services business involves the manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name.  We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

We distribute one of the broadest branded product lines in the industry with approximately 260 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

Recent Developments

Chief Executive Officer and Board Member Changes

On July 17, 2018, the Board of Directors appointed Anthony Zolezzi as the Company’s Chief Executive Officer and President.

On July 17, 2018, the Company and Mr. Zolezzi entered into an employment agreement (the “Zolezzi Employment Agreement”), outlining the terms of Mr. Zolezzi’s employment with the Company. Under the terms of the Zolezzi Employment Agreement, Mr. Zolezzi will also be granted an initial equity award of restricted stock. The initial equity award is for up to 8,000,000 shares of common stock ("Initial Equity Award") with an exercise price equal to the fair market value of the Company's common stock and is subject to the Company's 2013 Stock Incentive Plan and further issuance of shares as necessary.

On August 16, 2018, Alan S. Gever, Chief Financial Officer and Chief Operations Officer of the Company tendered his resignation that was accepted on August 21, 2018, by the Board of Directors of the Company.  The Board of Directors appointed Carla Goffstein as interim Chief Financial Officer, effective August 21, 2018. These events were disclosed in their entirety in the Company’s Form 8-K filed with the SEC on August 21, 2018.

On September 28, 2018, the Company filed its definitive proxy statement on Schedule 14A and its definitive additional materials announcing that its Annual Meeting and Proxy Vote would take place on November 9, 2018 at the Company’s headquarters in Boca Raton, Florida.

Plant Transition

On January 25, 2018, the Company announced that as part of a plan improving operational efficiencies, the Company will transition the manufacturing of the balance of its products to strategic manufacturing partners (the “Transition”). The announcement came the same day the Board of Directors made the decision to undertake the Transition. The Board of Directors believe that restructuring the supply chain similar to that of our NutraScience division, and leveraging access to exclusive technologies, and processes, should result in greater flexibility, more efficient capital allocation and an improved cost structure, all of which are believed to be in the best interest of the Company and its stockholders.

The Company has and expects to continue to incur certain foreseeable and unforeseeable costs to make the Transition, which have included but are not limited to increasing inventory to maintain products and services throughout the Transition, as well as providing severance to the affected Utah based employees. An accrual of $1.5 million was made at the end of March 31, 2018 for severance pay for Utah based employees scheduled to be terminated at various times this year. According to the plan, production at the underutilized American Fork, Utah facility ceased on or about April 30, 2018, has been shut down since April 30, 2018, but the clean-out of the facility is on-going and is expected to be completed on or about January 31, 2019. All manufacturing has been moved to our portfolio of qualified contract manufacturing partners across the country. We have also selected a third party logistics provider (“3PL”) to handle all of our warehouse and distribution needs.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of September 30, 2018, we had an accumulated deficit of $273,373. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $83,081 as of September 30, 2018.  We also have $73,173 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. During the nine months ended September 30, 2018, we obtained debt funding totaling $9,000 to execute the new supply chain initiatives and increase inventory levels to support the closure of Utah facility initiatives. This funding will assist the company to pay for severance cost, unpaid vacation, and other facility closure expenses. Additionally, the funding will also enable the Company to procure inventory and launch new product initiatives. It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets.

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

Results of Operations

Net Sales

Our net sales decreased $5,679, or 28%, to $14,933 for the three months ended September 30, 2018 from $20,612 for the three months ended September 30, 2017. On a year-to-date basis, our net sales decreased $9,871, or 15%, to $56,259 for the nine months ended September 30, 2018 from $66,130 for the nine months ended September 30, 2017. These decreases in our net sales are primarily related to a continued declining trend in Twinlab and Organic Holdings branded sales due to lost distribution from out-of-stock conditions caused by order fulfilment shortfalls.  Additionally, sales volume from a major customer in 2017 was not repeated in 2018.

Gross Profit

Our gross profit decreased $2,302, or 66%, to $1,207 for the three months ended September 30, 2018 from $3,509 for the three months ended September 30, 2017.  On a year-to-date basis, our gross profit decreased $5,598, or 36%, to $10,164 for the nine months ended September 30, 2018 from $15,762 for the nine months ended September 30, 2017. The decrease in our gross profit is derived from shifts in the margin mix of sales, lower net sales, and costs incurred in the plant transition to contract manufacturers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,415, or 21% to $5,231 for the three months ended September 30, 2018 from $6,646 for the three months ended September 30, 2017. On a year-to-date basis, our selling, general and administrative expenses increased $215, or approximately 1%, to $20,789 for the nine months ended September 30, 2018 from $20,574 for the nine months ended September 30, 2017.  The decrease in selling, general and administrative expenses for the three months ended September 30, 2018 is related to the Company’s 2018 rightsizing initiatives.

Interest Expense, Net

Our interest expense increased $529, or 28%, to $2,405 for the three months ended September 30, 2018 from $1,876 for the three months ended September 30, 2017.  On a year-to-date basis, our interest expense increased $538 or 9% to $6,856 for the nine months ended September 30, 2018 and $6,318 for the nine months ended September 30, 2017.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations. During the three months and nine months ended September 30, 2018, we reported a loss on change in derivative liabilities of $2,269 and a loss of $1,881, respectively. During the three and nine months ended September 30, 2017, we reported a loss on change in derivative liabilities of $393 and $1,688, respectively.

Liquidity and Capital Resources

At September 30, 2018, we had an accumulated deficit of $273,373, primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee.  We have a working capital deficiency of $83,081 at September 30, 2018.  Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of September 30, 2018, we had cash of $619.  On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $5,392 for the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, we incurred new debt of $9,000 and a net decrease in borrowings on our senior credit facility of $3,074 to fund our operations and debt repayment of $1,207.

Our total liabilities increased by $10,270 to $110,584 at September 30, 2018 from $100,314 at December 31, 2017.  This increase in our total liabilities was primarily due to the accrual of $1,462 for severance pay for Utah based employees scheduled to be terminated, a net increase of $9,000 in new debt financings obtained during the first nine months of 2018.  For discussion of our debt financings completed to date during 2018, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $5,392 for the nine months ended September 30, 2018 as a result of our net loss of $19,410, a non-cash loss on change in derivative liabilities of $1,881, other non-cash expenses totaling $4,206 net and an increase in net operating assets and liabilities of $7,931.  By comparison, for the nine months ended September 30, 2017, net cash used in operating activities was $9,143 as a result of our net loss of $12,854, a non-cash loss on change in derivative liabilities of $1,688 as well as other non-cash expenses totaling $5,088 and a decrease in net operating assets and liabilities of $3,065. See Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $58 and $51, respectively, consisting of the purchase of property and equipment.

Net cash provided by financing activities was $4,719 for the nine months ended September 30, 2018, primarily consisting of proceeds from the issuance of debt of $9,000, decrease in borrowings of $3,074 under our revolving credit facility, and repayment of debt of $1,207.

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

As of September 30, 2018, we have total debt of $76,397, of which $63,669 is considered to be related-party debt.  For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

CH Robinson Worldwide v. Twinlab Consolidation Corporation, Case No.: Pending, in the District Court of the Fourth Judicial District in and for Hennepin County, Minnesota, allegedly filed on March 7, 2018. Investigation of this claim revealed the complaint was never actually filed and that the Plaintiff’s invoices in the Company’s name were paid timely.

See also Note 10, Subsequent Events, to the consolidated financial statements for discussion of legal proceedings in general.

Item 1A.       Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 3, 2018.

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

10.178	Secured Promissory Note, dated July 27, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC.*
10.179	Warrant, dated July 27, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC
10.180	Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).*
10.181	Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CA	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

________

*          Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 19, 2018	By:	/s/ Anthony Zolezzi
Anthony Zolezzi
Chief Executive Officer and President

Date: November 19, 2018	By:	/s/ Carla Goffstein
Carla Goffstein
SVP, Finance & Accounting, and Interim Chief Financial Officer & Treasurer