Form 10-K
period 2018-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2019-04-16
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2018 was $22,058,281 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on April 15, 2019 was 255,643,828 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key management personnel;

•	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

•

consumer perception of our products due to adverse scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding nutritional supplements;

•	potential slow or negative growth in the vitamin, mineral and supplement market;

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

•	volatile conditions in the capital, credit and commodities markets and in the overall economy;

•	our dependency on retail stores for sales;

•	the loss of significant customers;

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

•	material product liability claims and product recalls;

•	our inability to obtain or renew insurance, or to manage insurance costs;

•	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

•	difficulty entering new international markets;

•	legal proceedings initiated by regulators in the U.S. or abroad;

•	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into our business;

•	loss of certain third-party suppliers;

•	the availability and pricing of raw materials;

•	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

•	increased competition and failure to compete effectively;

•	our inability to respond to changing consumer preferences;

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, weather, sabotage, terrorism, bio-terrorism, civil unrest or disruption of delivery service;

•	work stoppages at our facilities or any supplier;

•	increased raw material, utility and fuel costs;

•	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian Dollar and the Chinese Renminbi;

•	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

•	our failure to maintain and/or upgrade our information technology systems;

•	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

•	our failure to maintain effective controls over financial reporting;

•	other factors disclosed in this Report; and

•	other factors beyond our control.

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

(All amounts presented in this Form 10-K are in thousands, except share, per share amounts, the number of employees, and the square feet of office space)

General Development of Business

Twinlab Consolidated Holdings, Inc. (references to “we”, “our”, “us”, the “company”, or “TCH”) was incorporated on October 24, 2013 under the laws of the State of Nevada.

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly-owned subsidiary of TCH. Our operational focus redirected to TCC, which through its operating subsidiaries developed, manufactured and marketed high-quality, science-based nutritional supplements, as well as to our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which in combination with the TCC operating businesses acquired in the Merger form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. ("NutraScience") on February 6, 2015, and the second was completed on October 5, 2015 with the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. In 2018, the Company introduced and developed new brands to bring natural health to the forefront; specifically, REAAL™ a line of products based on a patented blend of essential amino acids that have been studied in over 25 clinical and medical settings to help maintain lean muscle. Also, in December 2018 Twinlab announced it would be launching another new brand, Phytocab™, a legal CBD based product. This brand integrates well accepted dietary ingredients into hemp-derived full spectrum phytocannabinoids, which provide for overall health and wellbeing. The addition of innovated new brands and concepts is what ties together the TCC family of brands.

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to affect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the "H&W Industry"). Since TCC's formation we have executed on this strategy in an effort to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

In August 2014, TCC acquired Idea Sphere Inc., a Michigan corporation ("Idea Sphere"), and its subsidiaries. Also, in August 2014, the name of Idea Sphere was changed to Twinlab Holdings, Inc. (“THI”), which is a holding company that owns and operates Twinlab Corporation, Inc., a marketer of high-quality, science-based nutritional supplements under a number of brand names.

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

In November 2013, THI acquired certain assets of PatentHealth LLC, primarily the Trigosamine® brand, out of receivership, expanding THI's brand footprint to include the fast-growing joint support category in the mass market and drugstore channels. In February 2015, TCC’s NutraScience acquired the customer relationships of Nutricap, a provider of nutritional supplement contract manufacturing services. In October 2015, TCC acquired all the membership units of Organic Holdings, which, through its subsidiaries, is engaged in the business of developing and selling premium nutritional supplements, including the award-winning Reserveage™ Nutrition brand. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories.

We maintain our principal executive offices at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida. TCC's wholly owned subsidiaries are THI, NutraScience, NutraScience Labs IP Corporation, and Organic Holdings. THI's wholly owned subsidiaries are Twinlab Corporation (sometimes referred to herein as "Twinlab"), which markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. ("ISI"), which holds title to the intellectual property used in the manufacturing and marketing activities of Twinlab Corporation. Organic Holdings' wholly-owned operating subsidiaries are CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C., and Innovita Specialty Distribution LLC.

For convenience in this report, the terms "Company," "we" and "us" may be used to refer to Twinlab Consolidated Holdings, Inc. and/or its subsidiaries, except where indicated otherwise, and the term "TCC" may be used to refer to Twinlab Consolidation Corporation and/or its subsidiaries.

Business Overview

General

We are a marketer, distributor and direct to consumer retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Through NutraScience Labs, we also provide contract manufacturing services for private label products. Our contract manufacturing services business involves the manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name. We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Business Strategy

We target consumers searching for high quality nutritional supplements and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

The primary channel that offers this type of support to consumers in the United States has been the health and natural food channel ("HNF"). Our primary focus and strength have been and remain on this channel. This strategy has enabled us to benefit from the growth of the HNF channel. The HNF channel consists of approximately 35,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as The Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The HNF channel principally caters to our primary target consumers: those who desire product education, service and high-quality nutritional supplements and other natural products.

We develop, market and distribute our branded products, particularly the Twinlab®, Alvita® and Metabolife® brands. We market our branded products through a combination of our own sales force and independent brokers dedicated to the HNF channel. We continue to seek out partners that have strong customer relationships, reach into our target channels and have acted to realign our independent broker network to gain market share. The key to the strength of our brands and market position is innovation, as we seek to be a market leader in the development of new and innovative products. We believe that we benefit from greater customer and product diversification than many of our competitors due to our research and development, manufacturing and sales and marketing capabilities.

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

Industry

According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is fragmented and totaled approximately $207 billion in retail sales in 2017. The Natural Products Market is comprised of the following primary submarkets (with estimated 2017 sales indicated): (i) natural and organic functional foods, $144 billion, (ii) vitamins, minerals and supplements, $44 billion, and (iii) natural and organic personal care $20 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"). Our business plan includes expansion into other channels of the Natural Products Market: specifically, natural and organic personal care and natural and organic functional foods.

The total retail VMS Market is highly fragmented with estimated sales of $44 billion in 2017 increased from $41.2 billion in 2016. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements (iii) the growth of the wellness conscious millennial population, combined with the aging of the "Baby Boom" and Gen X generations making a mindful choice to purchase more nutritional supplements and natural foods.

Products

We formulate and market nutritional supplements. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the Twinlab® Fuel brand of sports nutrition products), Reserveage™ and ResVitale® brands. We also market and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, and powders.

We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating our product assortment to focus on top selling, profitable products, (ii) engaging independent brokers to support sales across the United States, (iii) creating performance and growth-based incentives for sales representatives, (iv) conducting cost savings initiatives to identify opportunities for improved margin, (v) reviewing competitive product pricing to make recommendations for market pricing alignment and (vi) completing product certifications to increase our competitive position. We believe our current portfolio of products resonates well with target consumers and retailers and provides us with significant competitive differentiation.

Sales, Marketing and Promotion

Our marketing and sales efforts are directed to promote demand for our products by educating retailers, who in turn educate their customers, on the quality and attributes of our natural nutritional supplements and other products. Our branded products are sold globally, and our primary market is the United States where our key sales channel is HNF. We believe that our products are attractive to HNF retailers due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and efficacy of our products and the availability of service, sales support and educational materials. We have developed numerous Internet sites (including www.alvita.com, www.metabolife.com, www.reserveage.com, www.resvitale.com, and www.twinlab.com) that provide information about our branded lines and the various products within each brand. We have included our Internet sites here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Report.

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

Marketing and Promotion

TCC markets to consumers shopping through numerous retail channels and online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Health and Natural Foods (“HNF”)	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC) and retailers ranging from Whole Foods to small health food stores and their associated online platforms

Performance	Retailers and e-tailers that focus on sports nutrition (i.e., Max Muscle Sports Nutrition and Bodybuilding.com)

Food, Drug and Mass Market (“FDM”)	Retailers ranging from national and regional grocery to ‘big box’ stores (such as Target) and their associated online platforms

Direct to Consumer (“DTC”)/Internet	Company owned and operated websites as well as online e-tailers ranging from Amazon to Vitacost, whose primary store is digital.

International	Distributors found in the countries in which we currently do business

Marketing Efforts by Brand

Reserveage™ Nutrition

Reserveage™ Nutrition uses consistent messaging to emphasize our use of premium and traceable ingredients that are backed by published clinical studies. The brand takes a 360-degree marketing approach to drive sales to our retail partners. The focus is to grow brand awareness and increase sales directed at both the retail community and our end consumers.

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

Marketing and promotional efforts for Reserveage™ Nutrition focus on both trade and consumer tactics:

Public Relations/Bloggers – Outreach to media and blogger influencers has resulted in features and reviews in online and print media channels. This channel is especially important in our beauty from within line of products, where online influencers can both positively and negatively affect the success of a product.

Sampling – Many products are immediately experiential either because of their taste or effect. We use samples and retail demo programs to allow for trial and education of our products. These are generally conducted in-store using our own brand ambassadors or third-party representatives.

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

Re-Body®

Re-Body® products are science-backed dietary supplements and foods that help consumers achieve their weight-loss goals and maintain a healthy weight. The Re-Body® brand is primarily sold through the direct to consumer channel.

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

Twinlab® Fuel and REAAL

Marketing and promotional efforts for Twinlab® Fuel and REAAL focus on consumer tactics:

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

NutraScience Labs, Inc.

NutraScience Labs helps dietary supplement companies bring high-quality formulations to the market by delivering best-in-class, turnkey manufacturing, packaging design, and fulfillment services “under one roof”. Marketing activities for NutraScience Labs focuses on promoting the services it offers with a focus on acquiring new customers through digital marketing and trade media and not advertising of products.

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

We conduct R&D in-house and also work with outside firms to perform testing and other aspects of R&D. We currently employ various professionals in R&D and quality control with expertise in, among other things, chemistry, microbiology and engineering. In addition, we retain the services of outside laboratories to validate our product standards and manufacturing protocols.

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

Significant Customers

Sales to our top three customers aggregated to approximately 26% and 30% of total consolidated sales in 2018 and 2017, respectively. Sales to the largest one of those customers were approximately 12% of total sales in 2018 and 2017. Accounts receivable from these customers were approximately 22% and 36% of total accounts receivable as of December 31, 2018 and 2017, respectively. A single customer represents 14% of total accounts receivable. The decrease in sales to these customers was primarily caused by product demand being far greater than our supplies of inventory during 2018, complicated by the Utah facility transition, which further limited our ability to service these significant customers. As we increase inventory to levels to meet demand, we will continue to strategically diversify our offerings and channels to lessen dependence upon any one customer or group of customers.

Manufacturing

Our products are manufactured by highly qualified third-party providers located primarily in the U.S. These contract manufacturers do business with us under both short- and long-term contracts depending on our needs. We do not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.). We believe that increasing manufacturing capabilities through our contract manufacturer partners, provides us with competitive advantages.

In 2018, we transitioned out of manufacturing in the Company’s Utah facility and leveraged the supply chain of the Company’s successful subsidiary, NutraScience Labs, and third-party logistics providers. This allows us to utilize exclusive technologies and processes that contribute to product innovation, while still providing the high-quality products our customers know us for.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers, are good. Our top two suppliers accounted for 42% of our purchases for the year ended December 31, 2018. Whenever possible we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

Performance

The performance channel is primarily made up of independent retailers that focus their product mix on performance products, as well as gyms, health clubs and other health and fitness locations that house small stores to cater to the needs of their clients. There is also a small vibrant market serviced by bicycle shops and other specialty sports equipment retailers, and even larger sporting goods stores, like Dick’s Sporting Goods, which are testing sports nutrition sets in their stores. The retail performance channel is supplied by a specialty distributor that focuses exclusively on this channel. In recent years the performance channel has become dominated by several online retailers (www.allstarhealth.com, www.bodybuilding.com, www.dpsnutrition.com, www.muscleandstrength.com, www.netrition.com, and www.supplementwarehouse.com) that have the advantage of broad selection and aggressive pricing.

Competition in this channel is intense. The character of the target customer makes the barriers to entry in sports nutrition extremely low as consumers look for the next great product that will help them optimize their workout. As a result, competition for Twinlab includes the somewhat large stable core brands (BSN, CytoSport, Five Star, Met-Rx, MHP, MRI, MusclePharm, Optimum Nutrition, VPX, etc.) as well as a secondary level of innovative, small companies with niche products focused on this specific targeted customer.

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

We sell many products that include patented ingredients. We purchase these ingredients from parties that we believe are licensed by the patent owner to sell and manufacture goods with the patent ingredients. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients directly from them under threat that patent ingredient we properly obtain, infringes on their patent rights. We generally obtain indemnification from the patent owner through separate end user licensing agreements to increase our protection from these third parties or “non-practicing entities,” should they try to enforce such claim through litigation. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

Employees

As of April 15, 2019, we had 85 full-time employees and 2 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to similar regulatory bodies in all the countries in which we do business. Failure to comply with regulatory requirements may result in various types of penalties or fines. These types of penalties include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual U.S. states also regulate nutritional supplements. A state may seek to interpret claims or products presumptively valid under federal law as illegal under that state's regulations. For example, in February 2015, the New York Attorney General issued cease and desist letters to several national retailers regarding certain herbal supplements and since that time both the New York Attorney General and Attorneys General from other states have engaged in inquiries regarding the manufacture and sale of various supplements. Pursuant to such inquiries, states Attorneys General could seek to take actions against industry participants or amend applicable regulations in their State. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new regulations, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

As a distributor of products for human consumption, we experience from time to time product liability claims and litigation to prosecute such claims. Additionally, the sale and distribution of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. Moreover, liability claims arising from a serious adverse event may in addition to increasing our costs through higher insurance premiums and deductibles, may make it more difficult to secure adequate insurance coverage in the future. In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. Because insurance is generally hard to obtain for such claims, these types of claims could have a material adverse effect on us. A product liability claim, regardless of its merit or ultimate outcome, could result in:

•	injury to our reputation,
•	decreased demand for our products,
•	diversion of management’s attention,
•	a change in the design, manufacturing process or the indications for which our marketed products may be used,
•	loss of revenue, and
•	an inability to commercialize product candidates.

We may be required to indemnify our contract manufacturing and/or retailer customers, the payment of which could have a material adverse effect on our business, financial condition and operating results.

We provide certain rights of indemnification to our contract manufacturing customers. In the past, we have had a claim tendered to us to defend approximately forty putative class actions alleging primarily that two products failed to contain sufficient active ingredients to meet label claims. We accepted such tender subject to a reservation of various rights and vigorously defended these cases.  The matter culminated in a confidential settlement with the plaintiffs, which did not have a material adverse effect on our financial condition/results of operations or cash flows or liquidity at that time; however, any litigation involves risk and is inherently unpredictable. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

We may experience Lanham Act claims by competitors and litigation to prosecute such claims.

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

Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, and access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and results of operations.

Business Strategy and Operational Risks

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees of the company and its subsidiaries include Anthony Zolezzi as the Chief Executive Officer, Carla Goffstein, as the Senior Vice President of Finance and Interim Chief Financial Officer, Gregory T. Grochoski as the Executive Vice President and Chief Science Officer, Shari Gottesman as Senior Vice President, General Counsel and Corporate Secretary, James Handley as the Vice President of Operations, Elizabeth Collins as the Vice President of Human Resources and Vincent Tricario as the Vice President of Contract Manufacturing. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We acquire all our raw materials for the manufacture of our products from third-party suppliers. Currently, we rely on third-party co-packers for our products; our reliance on these third-party co-packers has increased as the result of the winding down of our Utah manufacturing facility in 2018. We have selective agreements with third-party co-packers for the continued supply of these materials and products. Several of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. In certain situations, we may be required to alter our products or substitute different materials from different alternative sources. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These delays can be caused by conditions not within our control, including:

●	burdensome tariffs,
●	weather,
●	crop conditions,
●	transportation interruptions,
●	strikes by materials supplier employees, third-party co-packer’s employees or third-party logistics employees, and
●	natural disasters or other catastrophic events.

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

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Our information systems and those maintained by our third-party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third-party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third-party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third-party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers.

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

To the extent that we currently rely on third-party manufactures, now and in the future, we are dependent upon the uninterrupted and efficient operation of those third-party facilities, which may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, employee disruptions, and the need to comply with the requirements or directives of government agencies, including the FDA.

We are dependent upon the uninterrupted and efficient operation of our third-party manufacturing partners. Those operations may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, employee disruptions and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of 2018, we completed our annual impairment test of goodwill and intangible assets and did not recognize impairment charges, see Note 5, Intangible Assets and Goodwill, in the Notes to Consolidated Financial Statements included in this report.

We may need additional capital in the future to finance our operations and to execute our business strategy, which we may not be able to raise, or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations. We believe that cash flows from operations and other committed sources of additional liquidity will not be sufficient to fund our operations in the ordinary course of business through April 16, 2020. If we experience extraordinary expenses or other events beyond our control, we will need to raise additional funds to continue our operations.

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

We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our annual revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million and as a result we become a large accelerated filer.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a "going concern."

We incurred negative cash flows from operating activities and recurring net operating losses in the year ended December 31, 2018. We had negative working capital at the end of fiscal year 2018 and 2017.  As of December 31, 2018 and 2017, our accumulated deficit was $274,372 and $253,963, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  Our independent registered public accounting firm has issued its report dated April 16, 2019, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

We have the ability to issue additional shares of our common stock without asking for stockholder approval, which could cause your investment to be diluted. Issuances of preferred stock could have superior right to those of our shares of common stock.

Our Articles of Incorporation authorize the Board of Directors to issue up to 5 billion shares of common stock. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to stockholder approval. If we issue shares of preferred stock in the future, the shares of preferred stock could be given voting rights, dividend rights, liquidation rights or other similar rights superior to those of our shares of common stock. Additionally, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Management may not timely institute proper controls, or compensating controls when necessary or our controls may fail, which may result in a material adverse effect on our business, financial condition and results of operations.

During the fourth quarter of 2018, management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider ("3PL"), whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards ("SSAE18"). The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

To remediate the material weaknesses described above, management has begun implementing several initiatives for 2019, including but not limited to the following:

●	Engaging and working throughout the year with our independent Sarbanes Oxley Act consultant to help improve the overall testing of our system of internal control.
●	Designing and implementing controls around the receipt of inventory at the 3PL to ensure the quantities and descriptions of inventory movements are input accurately.
●

Conducting monthly sampling of outgoing shipping documents and validating that the shipment date per the 3PL matches to the shipment date per the 3rd party freight carrier’s documents to corroborate the 3PL’s shipping records and to avoid placing inadvertent reliance on the 3PL’s shipping records.

●	Reconciling inventory per the general ledger to the 3PL records on a regular basis to ensure inventory is recorded completely and accurately.
●

Observing the annual physical inventory count performed by the 3PL to ensure the existence of inventory and that the inventory value is not misstated. Also, the Company will consider observing random cycle counts performed throughout the year.

●	Obtaining and reviewing the SSAE 18 SOC 1 report issued by the software company, which the 3PL uses as its inventory management software.
●

Hiring, training and retaining the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the work load on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

Management and our audit committee will continue to monitor these remedial measures and the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals and their affiliates, and these two individuals can elect all directors who in turn appoint all officers, without the votes of any other stockholders. These two individuals and their affiliates are also lenders to the Company of a significant portion of our indebtedness.

Mr. Van Andel, the Chairman of our Board of Directors, and Mr. Golisano, also a director and stockholder, and their affiliates collectively beneficially own over 80% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near- and long-term future. Votes of other stockholders can have little effect since we are managed by our Board of Directors and operated through our officers, all of whom can be elected or appointed by two individuals. These two individuals and their affiliates are also lenders to the Company of a significant portion of our indebtedness. As of December 31, 2018, we had related party debt of $82.3 million.

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

We occupy approximately 3,600 rentable square feet of office space in Grand Rapids, Michigan under a month-to-month lease. We have possession of the 5th and 6th floor of an office building which is approximately 30,600 rentable square feet of office space in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for approximately 15,300 square feet on the 5th floor. We have possession of approximately 162,000 rentable square feet of manufacturing, R&D, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah under a lease that expires in February 2028. We occupy approximately 13,000 rentable square feet in Boca Raton, Florida under a lease that expires February 2026. We occupy certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that expires May 2021. We also own a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Manufacturing Facility and Offices	Leased	American Fork, Utah
Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
Twinlab Corporate Offices (Regulatory and Marketing)	Leased	Grand Rapids, Michigan
NutraScience Labs Facilities	Leased	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida
Cole Water Aquifer and Bottling Facility (Water Capture and Bottling)	Owned	Peru, Indiana

Item 3.	Legal Proceedings

CH Robinson Worldwide v. Twinlab Consolidation Corporation, Case No.: , in the District Court of the Fourth Judicial District in and for Hennepin County, Minnesota, allegedly filed on March 7, 2018 asserting the Company failed to pay for services rendered. An investigation of this claim revealed that the plaintiff’s invoices in the Company’s name were paid. Though this matter was served on the Company, plaintiff did not take the requisite action to perfect the filing with the court within one year pursuant to Rule 41 of the Minnesota Rules of Civil Procedure. On March 5, 2019, the plaintiff filed a formal motion to voluntarily dismiss its complaint, and such dismissal was granted.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol "TLCC". We have been eligible to participate in the OTCPK since June 25, 2014 and from that time until the date of this Report our common stock has had only minimal trading. Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Stock

As of April 15, 2019, there were approximately 382 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent years. Any decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except per share amounts and per square feet.)

Overview

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements.

Our Operations

We are an integrated formulator, marketer, distributor and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab® (including the REAAL, and Twinlab Fuel brand of sports nutrition products), Reserveage and ResVitale ® brands. We also formulate, market and sell diet and energy products under the Metabolife® and Re-Body® brands and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

We have fully integrated our two 2015 acquisitions. The first was the acquisition of the customer relationships of Nutricap, a provider of dietary supplement contract manufacturing services, into our subsidiary, NutraScience, in February 2015, and the second was the acquisition of 100% of the equity interests of Organic Holdings, a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage Nutrition brand, in October 2015. We continue to believe that these acquisitions significantly strengthened our product offerings, contract manufacturing services and our sales and marketing capabilities, providing us with opportunities to improve our market position in addition to adding to supply chain efficiencies.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2018, we had an accumulated deficit of $274,372. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt over time, and the recording of derivative liabilities, the latter of which has been significantly reduced in 2018, we have a working capital deficiency of $69,505 at December 31, 2018. We also have $70,539 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Value of Warrants Issued with Debt

We estimate the grant date value of certain warrants issued with debt using a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model.  We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

Results of Operations

Net Sales

Our net sales decreased $12,210 or 14%, to $73,291 for the year ended December 31, 2018 from $85,501 for the year ended December 31, 2017. The decrease in our net sales is primarily related to out-of-stock conditions caused by order fulfillment shortfalls that began in 2016 and continued through 2017. While our product was still in high demand, and in 2018 the closing of our manufacturing facility in Utah contributed to the ongoing out-of-stock condition which began to improve in late 2018.

Gross Profit

Our gross profit decreased $5,926, or 31%, to $13,087 for the year ended December 31, 2018 from $19,013 for the year ended December 31, 2017.  The decrease in our gross profit is derived from aged inventory write-offs, shifts in the margin mix of sales, and lower net sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,955, or 7%, to $27,077 for the year ended December 31, 2018 from $29,032 for the year ended December 31, 2017.  The decrease in our selling, general and administrative expenses is primarily due to our reduction in force to right-size the number of employees which began in 2017 and continued into 2018 with the closing of the Utah facility.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of 2018, we completed our annual impairment test of goodwill and intangible assets and recognized no impairment charges. We recognized impairment of goodwill and intangible assets of $11,106 during the year ended December 31, 2017. During the fourth quarter of fiscal 2017, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges of $6,301 for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $4,805. During the fourth quarter of fiscal 2017, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017. Due to a decline in Metabolife sales, we determined that the carrying value of the trademark exceeded its fair value. We also determined that due to an increase in debt, our weighted average cost of capital increased, which created an impairment in both Reserveage and Rebody tradenames as well as Organic Holdings goodwill.

Interest Expense, Net

Our interest expense increased $770, or 9%, to $9,704 for the year ended December 31, 2018 from $8,934 for the year ended December 31, 2017. The increase in our interest expense is primarily due to an increase in notes payable.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts.  We have recorded the estimated fair value of the warrants as of the date of issuance and each subsequent balance sheet reporting date.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as gain (loss) on change in derivative liabilities in our consolidated statements of operations.  During the year ended December 31, 2018, we reported a gain on change in derivative liabilities of $2,432. During the year ended December 31, 2017, we reported a loss on change in derivative liabilities of $336.

Liquidity and Capital Resources

On December 31, 2018, we had an accumulated deficit of $274,372, primarily because of significant losses from operations, and interest expense.  We have a working capital deficiency of $69,505 at December 31, 2018.  Losses have been funded primarily through issuances of common stock, borrowings from our stockholders and third-party or related party debt and proceeds from the exercise of warrants. As of December 31, 2018, we had cash of $6,227.  On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as reduced inventory stocking levels. We used net cash in operating activities of $6,564 for the year ended December 31, 2018.   During the year ended December 31, 2018, we incurred new debt of $24,000, remitted debt repayments of $1,711, and had a net decrease in borrowings on our senior credit facility of $12,088.

Our total liabilities increased by $14,813 to $115,127 at December 31, 2018 from $100,314 at December 31, 2017. This increase in our total liabilities was primarily due to a net increase of $14,063 in debt, principally due to new debt financings obtained during 2018, offset by a decrease in our non-cash derivative liabilities of $2,432. For discussion of our debt financings completed during 2018, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $6,564 for the year ended December 31, 2018 as a result of our net loss of $20,409, offset by a non-cash gain on change in derivative liabilities of $2,432, non-cash expenses totaling $6,319 and a decrease in net operating assets and liabilities of $9,958.  By comparison, for the year ended December 31, 2017, net cash used in operating activities was $6,503 as a result of our net loss of $29,491, a non-cash loss on change in derivative liabilities of $336, impairment losses of $11,106, as well as other net non-cash expenses totaling $5,566 and an increase in net operating assets and liabilities of $5,980. See Consolidated Statements of Cash Flows included in this report for additional information.

Net cash provided by investing activities was $1,240 for the year ended December 31, 2018 primarily due to the sale of property and equipment, compared to net cash used in investing activities for the year ended December 31, 2017 which was $152 consisting of the purchase of property and equipment.

Net cash provided by financing activities was $10,201 for the year ended December 31, 2018, primarily consisting of proceeds from the issuance of debt of $24,000, partially offset by net repayment of $12,088 under our revolving credit facilities and repayment of debt of $1,711. Net cash provided by financing activities was $2,908 for the year ended December 31, 2017, primarily consisting of proceeds from the issuance of debt of $6,267, partially offset by the net repayment of $1,240 under our revolving credit facilities and repayment of debt of $2,119.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing during 2017, and again in 2018, to support operations. We need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

Until such time, if ever, as we can generate substantial product revenues and income from operations, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts abandon our business strategy of growth through acquisitions or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Our status as an emerging growth company allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2020. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have determined that we have no material impact from this accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of December 31, 2018, we have total debt of $85,539, of which $82,277 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

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

On December 27, 2017, we entered into the agreement for equity in exchange for services (‘Platinum Agreement”) with Platinum Advisory Services LLC (“Platinum”). Pursuant to the Platinum Agreement, we will issue from time to time shares of the Company’s common stock with an aggregate purchase price of $3,000 in exchange for payment in-kind consisting of the provision of media support and services performed by Platinum or its affiliates.

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026 and has a monthly base rent of $17 in year 1 to $21 in year 8. The commencement date is August 2017.

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

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See “Exhibits and Financial Statement Schedules" on page 32.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the years ended December 31, 2016 and 2015 related to the following:

•	Information technology general controls (including access to programs and data, program changes, data backups) were not appropriately designed or followed.
•	There is a lack of segregation of duties in accounting functions.
•	There is a lack of documentation of proper review and approval.
•	Necessary adjustments and accruals were not recorded on a timely basis.
•	Deficient controls for calculating diluted earnings per share.

In 2017, we reported that management has concluded that the material weakness has been remediated.

As disclosed herein, for the year ended December 31, 2018, management has concluded that we have identified new material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

During the fourth quarter of 2018, management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards. The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

Although we have implemented certain measures that we believe will remediate these material weaknesses, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic or annual reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes Oxley Act of 2002 and the rules promulgated thereunder.  The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

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

Changes in Internal Control over Financial Reporting

To remediate the material weaknesses described above, management implemented several initiatives, including but not limited to the following:

•

To address the material weakness related to Inventory Controls, the Company is designing and implementing controls around the receipt of inventory at the 3PL to ensure the quantities and descriptions of inventory movements are input accurately. The Company is looking to conduct monthly sampling of outgoing shipping documents and validate that the shipment date per the 3PL matches to the shipment date per the 3rd party freight carrier’s documents to corroborate the 3PL’s shipping records and avoid placing inadvertent reliance on the 3PL’s shipping records. Additionally, the Company will reconcile inventory per the general ledger to the 3PL records on a regular basis to ensure inventory is recorded completely and accurately. Management plans to observe the annual physical inventory count performed by the 3PL to ensure the existence of inventory and that the inventory value is not misstated. Also, the Company will consider observing random cycle counts performed throughout the year. The Company is also working to obtain and review the SSAE 18 SOC 1 report issued by the software company which the 3PL uses as its inventory management software. These controls and documentation will also be considered as part of the ongoing improvement plan of the of the Company’s enterprise resource system.

To address the material weakness related to appropriate staffing, the Company is looking to hire, train and retain the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the work load on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

The Company has engaged and worked throughout the year with our independent Sarbanes Oxley Act consultant to help improve the overall testing of our system of internal control over financial reporting. We promptly identified and refined controls subsequent to the year-end and prior to the filing date of this report on Form 10-K. Specifically, we were able to:

○	Refine our key controls and compensating control procedures to properly address inventory reporting risks.
○	Implement periodic control validation and testing to ensure controls continue to operate consistently and as designed.
○

Hire, assign and train staffing within the accounting department to be responsible for managing the day-to-day responsibilities of maintaining appropriate evidence of operating effectiveness of key controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (“2019 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the year ended December 31, 2018.

Item 11.	Executive Compensation

Information on executive compensation is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the year ended December 31, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	The following consolidated financial statements are filed as a part of this 2018 10-K Report:

	(i)	Report of Independent Registered Certified Public Accounting Firm	44
	(ii)	Consolidated Balance Sheets	45
	(iii)	Consolidated Statements of Operations	46
	(iv)	Consolidated Statements of Stockholders’ Deficit	47
	(v)	Consolidated Statements of Cash Flows	48-49
	(vi)	Notes to Consolidated Financial Statements	50-71

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
10.64

Amendment No. 4 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (18)Z

10.65

Amendment No. 5 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (18)

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
10.83

Put Agreement Related to Exercise of Warrant 2015-17, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust under trust agreement dated November 30, 1999. (20)

10.84

Amendment No. 6 to Credit and Security Agreement, Limited Consent and Limited Waiver, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust. (20)

10.85

Fifth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (20)z

10.86

Fourth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC. (20)

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

10.175	Agreement for Equity in Exchange for Services, dated as of December 27, 2017, by and between Platinum Advisory Services LLC and Twinlab Consolidated Holdings, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (54)
10.176	Separation and Release Agreement, dated as of April 25, 2018, by and between Twinlab Consolidated Holdings, Inc. and Ms. Naomi Whittel (incorporated by reference to Exhibit 10.176 to the Company’s current report on Form 8-K filed on April 30, 2018) * (55)
10.177	Employment Agreement, dated July 17, 2018, by and between Twinlab Consolidated Holdings, Inc. and Mr. Anthony Zolezzi (incorporated by reference to Exhibit 10.177 to the Company’s current report on Form 8-K filed on July 19, 2018) * (56)
10.178	Secured Promissory Note, dated July 27, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (57)
10.179	Warrant, dated July 27, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (58)

10.180	Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (59)
10.181	Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (60)
10.182	Secured Promissory Note, dated November 5, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC ** (portions of the exhibit have been omitted)
10.183	Warrant, dated November 5, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC **
10.184	Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).** (portions of the exhibit have been omitted)
10.185	Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P ** (portions of the exhibit have been omitted)
10.186	Term Loan Note and Agreement, dated December 4, 2018, by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank**
10.187	Limited Guaranty, dated as of December 4, 2018, by and between 463IP Partners, LLC and Macatawa Bank**
10.188	Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).**
10.189	Fifteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P.**
10.190	Amendment No. 15 to Credit and Security Agreement [and Limited Waiver], dated as of December 4, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust.**
10.191	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC**
10.192	Third Amended and Restated Revolving Loan Note, dated January 22, 2019, by Twinlab Consolidated Holdings, Inc.**
10.193	Amendment No. 6 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($7MM) **
10.194	Amendment No. 7 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($2.5MM)**
10.195	Amendment No. 16 to Credit and Security Agreement, dated as of January 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. **

10.196	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($4.7MM)**
10.197	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($2.5MM)**
10.198	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($7MM)**

14.1	Code of Ethics.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XRRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.
(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016.
(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016.
(31)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016.
(32)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 26, 2016.
(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.1 therein).

(34)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.2 therein).
(35)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.1 therein).
(36)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.2 therein).
(37)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.144 therein).
(38)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.145 therein).
(39)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.146 therein).
(40)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.147 therein).
(41)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.148 therein).
(42)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.149 therein).
(43)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.150 therein).
(44)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.151 therein).
(45)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.152 therein).
(46)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.153 therein).
(47)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.154 therein).
(48)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.146 therein).
(49)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.147 therein).
(50)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 27, 2017 (filed as Exhibit 10.1 therein).
(51)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017.
(52)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017.
(53) (54) (55) (56) (57) (58) (59) (60)

Incorporated by reference from the Company's Current Report on Form 8-K filed on March 29, 2018. (filed as Exhibit 10.174 therein)

Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 3, 2018. (filed as Exhibit 10.175 therein)

Incorporated by reference from the Company's Current Report on Form 8-K filed on April 30, 2018. (filed as Exhibit 10.176 therein)

Incorporated by reference from the Company's Current Report on Form 8-K filed on July 19, 2018. (filed as Exhibit 10.177 therein)

Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.178 therein)

Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.179 therein)

Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.180 therein)

Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.181 therein)

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**Filed herewith.

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: April 16, 2019	By:	/s/ Anthony Zolezzi
Anthony Zolezzi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Anthony Zolezzi	Chief Executive Officer	April 16, 2019
Anthony Zolezzi	and Director (Principal Executive Officer)

/s/ Carla Goffstein	SVP, Finance and Interim Chief Financial Officer	April 16, 2019
Carla Goffstein	(Principal Financial Officer)

/s/ Seth Ellis
Seth Ellis	Director	April 16, 2019

/s/ B. Thomas Golisano
B. Thomas Golisano	Director	April 16, 2019

/s/ David Still
David Still	Director	April 16, 2019

/s/ David L. Van Andel
David L. Van Andel	Director	April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

April 16, 2019

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$6,227	$1,350
Accounts receivable, net of allowance of $2,651 and $2,534, respectively	8,566	6,528
Inventories, net	7,945	17,168
Prepaid expenses and other current assets	6,560	2,256
Total current assets	29,298	27,302

Property and equipment, net	1,117	3,169
Intangible assets, net	21,308	23,063
Goodwill	17,797	17,797
Other assets	1,720	1,762

Total assets	$71,240	$73,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$8,081	$10,146
Accrued expenses and other current liabilities	15,824	10,336
Derivative liabilities	4,359	6,791
Notes payable and current portion of long-term debt, net of discount of $3,797 and $3,451, respectively	70,539	68,093
Total current liabilities	98,803	95,366

Long-term liabilities:
Deferred gain on sale of assets	1,324	1,565
Notes payable and long-term debt, net of current	15,000	3,383
Total long-term liabilities	16,324	4,948

Total liabilities	115,127	100,314

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 390,449,879 and 388,081,117 shares issued, respectively	390	388
Additional paid-in capital	230,625	226,884
Stock subscriptions receivable	(30)	(30)
Treasury stock. 134,806,051 shares at cost, respectively	(500)	(500)
Accumulated deficit	(274,372)	(253,963)
Total stockholders’ deficit	(43,887)	(27,221)

Total liabilities and stockholders' deficit	$71,240	$73,093

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended
	December 31,
	2018	2017

Net sales	$73,291	$85,501
Cost of sales	60,204	66,488

Gross profit	13,087	19,013

Operating expenses:
Selling, general and administrative expenses	27,077	29,032
Impairment of goodwill and intangible assets	-	11,106

Total operating expenses	27,077	40,138

Loss from operations	(13,990)	(21,125)

Other income (expense):
Interest expense, net	(9,704)	(8,934)
Gain (loss) on change in derivative liabilities	2,432	(336)
Gain on disposition of property and equipment	861	-
Other income (expense), net	21	(39)

Total other expense, net	(6,390)	(9,309)

Loss before income taxes	(20,380)	(30,434)
Benefit (provision) for income taxes	(29)	943

Total net loss	$(20,409)	$(29,491)

Weighted average number of common shares outstanding – basic	254,325,294	252,943,406

Net loss per common share – basic	$(0.08)	$(0.12)
Weighted average number of common shares outstanding – diluted	266,684,088	252,943,406
Net loss per common share - diluted	$(0.09)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
Description	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2016	387,730,078	$388	$226,380	$(30)	134,163,685	$(500)	$(224,472)	$1,766
Stock-based compensation	351,039	-	504	-	-	-	-	504
Purchase of treasury shares	-	-	-	-	642,366	-	-	-
Net loss	-	-	-	-	-	-	(29,491)	(29,491)
Balance, December 31, 2017	388,081,117	$388	$226,884	$(30)	134,806,051	$(500)	$(253,963)	$(27,221)

Issuance of common shares for prepaid services	4,166,667	4	996	-	-	-	-	1,000
Issuance of warrants with debt	-	-	2,695	-	-	-	-	2,695
Surrender and cancellation of common shares	(3,000,000)	(3)	3	-	-	-	-	-
Stock-based compensation	1,202,095	1	47	-	-	-	-	48
Net loss	-	-	-	-	-	-	(20,409)	(20,409)
Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,409)	$(29,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,575	3,170
Amortization of debt discount	2,557	2,419
Issuance of common stock for services	352	-
Stock-based compensation	48	504
Provision for obsolete inventory	18	442
Provision for losses on accounts receivable	1,871	152
(Gain) loss on change in derivative liabilities	(2,432)	336
Gain on disposition of property and equipment	(861)	-
Other non-cash items	(241)	(162)
Impairment of goodwill and intangible assets	-	11,106
Deferred income taxes	-	(959)
Changes in operating assets and liabilities:
Accounts receivable	(3,909)	1,088
Inventories	9,205	(9)
Prepaid expenses and other current assets	(3,656)	614
Other assets	42	(95)
Accounts payable	2,788	2,280
Accrued expenses and other current liabilities	5,488	2,102

Net cash used in operating activities	(6,564)	(6,503)

Cash flows from investing activities:
Proceeds from the disposition of property and equipment	1,296	-
Purchase of property and equipment	(56)	(152)

Net cash provided by (used in) investing activities	1,240	(152)

Cash flows from financing activities:
Proceeds from the issuance of debt	24,000	6,267
Repayment of debt	(1,711)	(2,119)
Net repayment on revolving credit facility	(12,088)	(1,240)

Net cash provided by financing activities	10,201	2,908

Net increase (decrease) in cash	4,877	(3,747)
Cash at the beginning of the year	1,350	5,097

Cash at the end of the year	$6,227	$1,350

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS) - Continued

	For the Years Ended
	December 31,
	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,029	$3,038
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Issuance of warrants for debt discount and additional paid-in capital	$2,695	$-
Issuance of common stock for prepaid expenses	648	-
Reduction of common stock and increase in additional paid-in capital for surrender of common stock	3	-
Issuance of debt for payment of accounts payable	4,000	-
Accrued liability settled through the issuance of long-term debt	-	3,200
Property and equipment acquired through the issuance of capital leases	-	330
Issuance of common stock and decrease in additional paid in capital for RSUs vested	1	-
Reduction in capital lease obligation through the sale of property and equipment	853	-

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab brand name (including the Twinlab® Fuel brand and REAAL sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife brand name; the Re-Body brand name; and a full line of herbal teas sold under the Alvita brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

Revenue Recognition

Revenue from product sales, net of estimated returns and allowances, is recognized when evidence of an arrangement is in place, related prices are fixed and determinable, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Shipping terms are generally freight on board shipping point. We sell predominately in the North American and European markets with international sales transacted in U.S. dollars.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

December 31, 2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$4,359	$-	$-	$4,359

December 31, 2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$6,791	$-	$-	$6,791

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2018, total allowances amounted to $2,651, of which $1,954 was related to doubtful accounts receivable. As of December 31, 2017, total allowances amounted to $2,534, of which $329 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2018 and 2017 was $4,346 and $4,346, respectively. An impairment of $0 and $1,554 was recorded in the years ended December 31, 2018 and 2017, respectively (see Note 5).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $3,244 and $3,521 in 2018 and 2017, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $4,983 and $4,577 in 2018 and 2017, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $436 and $1,377 in 2018 and 2017, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and income tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date.

Value of Warrants Issued with Debt

We estimate the grant date value of certain warrants issued with debt, using a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model.  We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $241 for 2018 and $162 for 2017. As of December 31, 2018, and 2017, unamortized deferred gain on sale of assets was $1,324 and $1,565, respectively.

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

 The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Year Ended
	December 31,
	2018	2017

Numerator:
Net loss	$(20,409)	$(29,491)
Effect of dilutive securities on net loss:
Common stock warrants	(2,431)	-

Total net loss for purpose of calculating diluted net loss per common share	$(22,840)	$(29,491)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	254,325,294	252,943,406
Weighted-average effect of dilutive securities:
Common stock warrants	12,358,794	-

Total shares for purpose of calculating diluted net loss per common share	266,684,088	252,943,406

Net loss per common share:
Basic	$(0.08)	$(0.12)
Diluted	$(0.09)	$(0.12)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. At December 31, 2018, the Company had approximately $6,382 of cash that exceeded federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 26% and 30% of total consolidated sales in 2018 and 2017, respectively. Sales to the largest customer were approximately 12% of total sales in 2018 and 2017.  Accounts receivable from these customers were approximately 22% and 36% of total accounts receivable as of December 31, 2018 and 2017, respectively. A single customer represents 14% of total accounts receivable. Our two major vendors accounted for 42% and 16% of purchases for the year ended December 31, 2018 and 2017, respectively. A third vendor represents an additional 11%.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements. Our status as an emerging growth company allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2020.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Our status as an emerging growth company allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2019. We have determined that we have no material impact from this accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2018, we had an accumulated deficit of $274,372. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $69,505 at December 31, 2018.  We also have $70,539 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	December 31,	December 31,
	2018	2017

Raw materials	$4,346	$5,347
Work in process	-	1,965
Finished goods	5,997	12,236
	10,343	19,548
Reserve for obsolete inventory	(2,398)	(2,380)
	$7,945	$17,168

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	December 31,
	2018	2017

Machinery and equipment	$1,367	$12,156
Computers and other	7,540	9,589
Aquifer	482	482
Leasehold improvements	1,553	1,530
	10,942	23,757
Accumulated depreciation and amortization	(9,825)	(20,588)
	$1,117	$3,169

Assets held under capital leases are included in machinery and equipment and amounted to $0 and $777 as of December 31, 2018 and 2017, respectively.

Depreciation and amortization expense totaled $820 and $841 in 2018 and 2017, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following at:

	December 31,	December 31,
	2018	2017

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(11,816)	(10,061)
	$21,308	$23,063

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $1,755 and $2,329 for 2018 and 2017, respectively.

In December 2018, we completed our annual impairment test of goodwill and intangible assets and recognized no impairment charges. During the fourth quarter of fiscal 2018, management updated the 2018 budget and financial projections beyond fiscal 2018. No impariment was recorded in 2018. In 2017, due to a decline in Metabolife sales we determined that the carrying value of the trademark exceeded its fair value. We also determined in 2017 that due to an increase in debt, our weighted average cost of capital increased, which created an impairment in both Reserveage and Rebody tradenames as well as Organic Holdings goodwill.

The fair value of these assets was determined using level 3 inputs in an income approach using the estimated discounted cash flow valuation methodology. In the second step of the impairment test, we performed a hypothetical acquisition and purchase price allocation and measured the implied fair value of each asset to its carrying value. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. The second step of the goodwill and intangible assets impairment tests resulted in a 2017 impairment charge of $6,301 for goodwill related to Organic Holdings and in an aggregate impairment loss of intangible assets of $4,805 in 2017.  The impairment charges were recorded in operating expenses in the consolidated statement of operations.

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2018 is as follows:

Years Ending December 31,

2019	1,517
2020	1,517
2021	1,517
2022	1,517
2023	1,517
Thereafter	9,377

$16,962

NOTE 6 – DEBT

Debt consisted of the following at:

	December 31, 2018	December 31, 2017
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	-
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $1,056 at December 31, 2018	3,944	-
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $1,088 at December 31, 2018	2,912	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $678 and $1,491 as of December 31, 2018 and December 31, 2017, respectively	7,322	6,509
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $915 and $1,829 as of December 31, 2018 and December 31, 2017, respectively	4,085	3,171
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $60 and $131 as of December 31, 2018 and December 31, 2017, respectively	1,940	1,869
Macatawa Bank	15,000	-
Total related party debt	82,277	54,623

Senior Credit Facility with Midcap	-	12,088

Other Debt:
April 2016 note payable to JL-Utah Sub, LLC	62	313
Capital lease obligations	-	1,252
Huntington Holdings, LLC	3,200	3,200
Total other debt	3,262	4,765

Total debt	85,539	71,476
Less current portion	(70,539)	(68,093)

Long-term debt	$15,000	$3,383

Future aggregate maturities of debt as of December 31, 2018 were as follows:

Years Ending December 31,
2019	$70,539
2020	15,000

$85,539

Future aggregate maturities of debt that have maturities beyond 2019 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2019 debt obligations as they become due, thus causing a technical default of the debt obligations.

Related-Party Debt

Little Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor Capital LLC. Mr. Mark Bugge at the time the note(s) were entered into was a member of the Company’s Board of Directors and the Secretary of Little Harbor Capital LLC.

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (“LH Delayed Draw Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and was to mature on January 28, 2019; however, the maturity of this note has been extended to June 30, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrants in Note 7). (See also Subsequent Events in Note 13)

Little Harbor also delivered a deferment letter to which Little Harbor agreed to defer all payments due under all the notes specified in the Little Harbor Deferment Letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge at the time the note(s) were entered into was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note (“January 2016 GH Promissory Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The note was to mature on January 28, 2019; however, the maturity of this note has been extended to June 30, 2019. The note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which was to commence on February 28, 2017 but has been deferred to May 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). (See also Subsequent Events in Note 13)

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note (“March 2016 GH Note”), GH lent us $7,000. The note was to mature on March 21, 2019; however, the maturity of this note has been extended to June 30, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which was to commence on April 21, 2017 but has been deferred to May 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). (See also Subsequent Events in Note 13)

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note (“December 2016 GH Note”), GH lent us $2,500. The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 Secured Promissory Note, GH lent us $3,000 (“August 2017 GH Note”). The note matures on August 29, 2020, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7).

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 Secured Promissory Note, GH lent us $2,000 (“February 2018 GH Note”). The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”),

Also, on February 6, 2018, the Company issued an Amended and Restated Secured Promissory Note to GH (“A&R August 2017 GH Note”) replacing the prior Secured Promissory Note issued on August 30, 2017. The amendment added a requirement that when the Company consummates any Special Asset Disposition (as defined in the February 2018 GH Note), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the A&R August 2017 GH Note and any other note subject to the Intercreditor Agreement (defined below). The maturity date, interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017.

Furthermore, as a result of notes issued on February 6, 2018, by GH and Golisano LLC, GH and Golisano entered into an “Intercreditor Agreement” where they agreed that each of the February 2018 GH Note, A&R August 2017 GH Note, and the Golisano LLC Note (as defined below) are pari passu as to repayment, security and otherwise and are equally and ratably secured.

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 Secured Promissory Note, GH loaned the Company $5,000 ("July 2018 GH Note"). The July 2018 GH Note matures on January 27, 2020 and bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note is payable at maturity on January 20, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant in connection with this loan (see GH Warrants in Note 7).

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor, LLC and Golisano Holdings LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 Secured Promissory Note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note matures on November 5, 2020 and bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. November 2018 GH Note is secured by collateral. We issued a warrant in connection with this loan (see GH Warrants in Note 7).

GH also delivered a deferment letter to which GH agreed to defer all payments due under all the notes specified in the Great Harbor Deferment Letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Golisano Holdings LLC.

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was to mature on January 28, 2019; however, the maturity of this note has been extended to June 30, 2019. This notebears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). (See also Subsequent Events in Note 13)

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was to matureon March 21, 2019; however, the maturity of this note has been extended to June 30, 2019. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). (See also Subsequent Events in Note 13)

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note was to mature on January 28, 2019; however, the maturity of this note has been extended to June 30, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770. (See also Subsequent Events in Note 13)

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 Unsecured Promissory Note, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note matures on December 30, 2019, bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 Secured Promissory Note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note matures on February 6, 2021, bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap.

Golisano LLC also delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the Golisano Deferment Letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Macatawa Bank

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank and was a member of the Company’s Board of Directors at the time of the term loan note. Two other members of the Company’s Board of Directors, Mr. B. Thomas Golisano and Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners LLC. Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in the Macatawa Bank.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa Bank (the "Macatawa"). Pursuant to the Term Loan, the Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 3.38% as of December 31, 2018). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP Partners, LLC (the "463IP") has entered into a limited guaranty, dated as of December 4, 2018, in favor of the Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest.

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap. On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6.36% per annum as of December 31, 2017. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owing on the Senior Credit Facility was $0 as of December 31, 2018. (See also Subsequent Events in Note 13)

On February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share. The Company has reserved 500,000 shares of the Company’s common stock for issuance to MidCap. On February 6, 2019, the warrant expired, unexercised. (See also Subsequent Events in Note 13)

Other Debt

April 2016 Note Payable to JL-Utah Sub, LLC

Pursuant to an April 5, 2016 Unsecured Promissory Note, JL-Utah Sub, LLC lent us $500 (“JL-US Note”). On this note's maturity date, March 21, 2019, the note was paid in full. The note bore interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $21 commencing on April 21, 2017. (See also Subsequent Events in Note 13)

Capital Lease Obligations

Our capital lease obligations pertain to various leasing agreements with Essex Capital Corporation (“Essex”), a related party to the Company as Essex’s principal owner was a director of the Company until January 22, 2018. This obligation was paid in full in November 2018.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios.  We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. Management has determined that as of December 31, 2018, and April 16, 2019 we were in compliance with the covenants.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2018, and changes during the two years then ended:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2016	15,855,017	$0.18
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-

Outstanding, December 31, 2017	15,855,017	0.18

Granted	5,000,000	0.09
Canceled / Expired	(714,286)	0.53
Exercised	-	-
Outstanding, December 31, 2018	20,140,731	0.15

Warrants Issued

Midcap Warrant

On January 22, 2015, the Company entered into a revolving credit facility with MidCap Financial Trust, which subsequently assigned the agreement to MidCap.

In connection with the line of credit agreement with MidCap described in Note 6, we issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant 1”). We entered into a registration rights agreement with Midcap, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on the exercise of the MidCap Warrant 1. The MidCap Warrant 1 was not exercised and expired on January 22, 2018.

The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned February 2018 GH Note, A&R August 2017 GH Note and Golisano LLC Note; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (“MidCap Warrant 2”). The Company has reserved 500,000 shares of the Company’s common stock for issuance under the MidCap Warrant 2.

The MidCap Warrant 2 was not exercised and expired on February 6, 2019. (See also Subsequent Events in Note 13)

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

JL-BBNC Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL-BBNC Mezz Utah, LLC (“JL-BBNC”) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL-BBNC certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL-BBNC to two individuals.

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated audited adjusted EBITDA (as defined in the warrant agreement) for the year ending December 31, 2018 does not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

On December 31, 2018, our audited adjusted EBITDA yielded a negative calculation; therefore, the warrant will not increase in shares.

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

Golisano LLC Warrants

Pursuant to an October 2015 securities purchase agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”), which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of December 31, 2018, we have reserved 4,542,219 shares of our common stock for issuance under the Golisano Warrant.

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The July 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,481 which will be amortized over the term of the July 2018 GH Note. $424 of the debt discount was amortized during the year ended December 31, 2018.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The November 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 4, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which will be amortized over the term of the November 2018 GH Note. $126 of the debt discount was amortized during for the year ended December 31, 2018.

Warrants Issued into Escrow

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC, February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC, February 2018 note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Promissory Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Promissory Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the GH August 2017 Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

JL-US Escrow Warrant

In connection with an April 5, 2016 Unsecured Promissory Note, we issued into escrow in the name of JL-US a warrant to purchase an aggregate of 227,273 shares of the Company’s common stock at an exercise price of $0.01 per share (the “JL-US Warrant”). The JL-US Warrant will not be released from escrow or be exercisable unless and until we fail to pay JL-US the entire unamortized principal amount of the JL-US Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the JL-US Note). We have reserved 227,273 shares of the Company’s common stock for issuance under the JL-US Warrant. The JL-US Warrant, if exercisable, expires on March 21, 2022. The JL-US Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. This warrant expired as a result of payment of the April 5, 2016 Unsecured Promissory Note in full on March 21, 2019. (See also Subsequent Events in Note 13)

Little Harbor Escrow Warrant

The LH Delayed Draw Note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the LH Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the LH Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 8 – DERIVATIVE LIABILITIES

We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2018, we have estimated the total fair value of the derivative liabilities to be $4,359 as compared to $6,791 as of December 31, 2017. We had the following activity in our derivative liabilities account since December 31, 2016:

Derivative liabilities at January 1, 2017	$6,455
Loss on change in fair value of derivative liabilities	336
Derivative liabilities at December 31, 2017	6,791

Gain on change in fair value of derivative liabilities	(2,432)
Derivative liabilities at December 31, 2018	$4,359

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods.  During 2018, there were 1,202,095 shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of December 31, 2018, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement, 642,366 shares of the Company’s common stock were repurchased for an aggregate repurchase price of less than $1.

Stock Subscription Receivable

At December 31, 2018, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 10 - INCOME TAXES

Income tax (provision) benefit consisted of the following for the years ended December 31, 2018 and 2017 as follows:

	December 31,	December 31,
	2018	2017
Current:
State	$(29)	$(16)
Total current expense	(29)	(16)

Deferred:
Federal	3,641	(22,899)
State	2,264	2,064
Change in valuation allowance	(5,905)	21,794
Total deferred benefit (expense)	-	959

Total income tax benefit (provision)	$(29)	$943

The income tax benefit (provision) differs from the amount computed at federal statutory rates for the years ended December 31, 2018 and 2017 as follows:

	December 31,	December 31,
	2018	2017
Income tax benefit at statutory rate	$4,280	$10,218

State income taxes (net of federal benefit)	1,363	1,143
Interest expense	(264)	(427)
Equity-based expenses	383	(138)
Adjustment to state net operating loss carryforward	-	(1,750)
Adjustment to book/tax difference in asset bases	-	(1,599)
Change in valuation allowance	(5,905)	21,794
Tax rate change	159	(28,549)
Other	(45)	251

Income tax (provision) benefit	$(29)	$943

Deferred tax assets are comprised of the following at December 31, 2018 and 2017:

Deferred tax assets:
Accruals and reserves	$4,011	$2,366
Deferred revenue	418	452
Net operating loss carryforwards	53,167	49,245
Depreciation and amortization	1,383	1,450
Indefinite lived intangible assets	271	812
Other	2,184	1,204
Gross deferred tax assets	61,434	55,529
Less: valuation allowance	(61,434)	(55,529)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred income tax assets as of December 31, 2018 and 2017, as management was unable to conclude that it is more likely than not that the deferred income tax assets will be realized. During the years ended December 31, 2018 and 2017, the valuation allowance on deferred income tax assets increased by $5,905 and decreased by $21,794, respectively.

We had federal net operating loss carryforwards of approximately $220,000 and state net operating loss carryforwards of approximately $141,000 at December 31, 2018, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2022 through 2038. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2018 and 2017, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

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

The Company is subject to audit by the IRS and various states for tax years dating back to 2014. No federal or state tax return are currently under audit.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries are parties to litigation arising in the ordinary course of business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. Based on current information, we believe that the ultimate conclusion of the various pending litigation matters, in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations and cash flows and liquidity.

Leases

We have operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease and expire at various dates through 2028. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $1,778 and $1,831 for the years ended December 31, 2018 and 2017, respectively.

The future minimum lease payments in the aggregate are as follows:

Operating
Years Ending December 31,	Leases

2019	$2,036
2020	2,069
2021	1,933
2022	1,841
2023	1,941
Thereafter	7,048

$16,868

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

Platinum Advisory Services LLC Agreement

On December 27, 2017, we entered into an agreement for equity in exchange for services with Platinum Advisory Services LLC (“Platinum”). Pursuant to the agreement, we will issue from time to time shares of the Company’s common stock with an aggregate purchase price of $3,000 in exchange for payment in-kind consisting of the provision of media support and services performed by Platinum or its affiliates.

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum in accordance with the terms of the equity in exchange for services agreement that the parties entered into on December 27, 2017, wherein the Company received, or will receive, advertising services in exchange for the shares.

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 6 for discussion of notes payable to related parties Little Harbor, GH, and Golisano LLC. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

Also discussed in Note 6 are certain loan guarantees made jointly and severally by related party Essex and its owner, Ralph Ianelli who was a director of the company until January 22, 2018. See also Note 6 for discussion of operating leases with Essex, the 2015 purchase by Essex of certain machinery and equipment from us, and the lease back to use of same assets.

We had sales of $5,161 and $3,103 in 2018 and 2017, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors. Such sales were made to this related party on the same terms that would have been obtained by an unrelated party.

NOTE 13 – SUBSEQUENT EVENTS

Debt Agreements

July 2016 Note Payable to Little Harbor, LLC

On January 28, 2019, the Company issued an amendment to the LH Delayed Draw Note extending the maturity date of this note to June 30, 2019.

January 2016 Note Payable to Great Harbor Capital, LLC

On January 28, 2019, the Company issued an amendment to the January 2016 GH Promissory Note extending the maturity date of this note to June 30, 2019.

March 2016 Note Payable to Great Harbor Capital, LLC

On January 28, 2019, the Company issued an amendment to the March 2016 GH Note extending the maturity date of this note to June 30, 2019.

January 2016 Note Payable to Golisano Holdings LLC

On January 28, 2019, the Company issued an amendment to the Golisano LLC January 2016 Note extending the maturity date of this note to June 30, 2019.

March 2016 Note Payable to Golisano Holdings LLC

On January 28, 2019, the Company issued an amendment to the Golisano LLC March 2016 Note extending the maturity date of this note to June 30, 2019.

July 2016 Note Payable to Golisano Holdings LLC

On January 28, 2019, the Company issued an amendment to the Golisano LLC July 2016 Note extending the maturity date of this note to June 30, 2019.

April 2016 Note Payable to JL-Utah Sub, LLC

In March 2019, payment of the Unsecured Promissory Note, JL-Utah Sub, LLC was satisfied in full. The subsequent warrant (Warrant 2016-25) that issued in conjunction with this note, expired as the result of payment of the note in full.

JL-Utah Sub Escrowed Warrant

This warrant (Warrant 2016-25) which was issued in conjunction with the April 2016 Note Payble to JL-Utah Sub. That note was satisfied in full on March 21, 2019. This warrant expired as the result of payment of the note in full.

Senior Credit Facility

On January 22, 2019, the Company and its direct and indirect wholly owned subsidiaries, TCC, THI, Twinlab Corporation, ISI, NutraScience, NutraScience Labs IP Corporation ("NSLIP"), Organic Holdings, Reserve Life Organics, LLC ("Reserve"), Resvitale, LLC ("Resvitale"), Re-Body, LLC ("Re-Body"), Innovitamin Organics, LLC ("Innovitamin"), Organics Management LLC ("Organics Mgmt."), Cocoawell, LLC ("Cocoawell"), Fembody, LLC ("Fembody"), Reserve Life Nutrition, L.L.C. ("Reserve Life"), Innovita Speciality Distribution, LLC ("Innovita") and Joie Essance, LLC ("Joie" and with the Company, TCC, THI, Twinlab Corporation, ISI, NutraScience, NSLIP, Organic Holdings, Reserve, Resvitale, Re-Body, Innovitamin, Organics Mgmt., Cocoawell, Fembody, Reserve Life and Innovita, collectively, the "Twinlab Companies") and MidCap entered into Amendment Sixteen to the Credit and Security Agreement (the "MidCap Sixteenth Amendment"). The MidCap Sixteenth Amendment reduced the Revolving Loan Commitment Amount (as defined in the Sixteenth Amendment) from a total of $17,000 to a total of $5,000 and extended the expiration date from January 22, 2019 to April 22, 2019. Additionally, the Company issued the Third Amended and Restated Revolving Loan Note (the “Midcap Revolver Note”) in favor of MidCap, pursuant to which MidCap will loan the Company up to a principal amount of $5,000 pursuant to the credit agreement as modified by the MidCap Sixteenth Amendment.

On February 6, 2019, the Midcap Warrant 2 expired, unexercised.

Changes in Directors

On March 27, 2019, Mr. Mark Bugge resigned from the Company’s Board of Directors.