Form 10-K/A
period 2018-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2019-04-30
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 000-55181

TWINLAB CONSOLIDATED HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3951742
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4800 T-Rex Avenue, Suite 305 Boca Raton, Florida	33431
(Address Of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2018 (the last business day of the second quarter of the registrant’s current fiscal year), was $22,058,281.

The number of shares of the registrant’s common stock outstanding as of April 15, 2019 was 255,643,828.

EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K/A is being filed by Twinlab Consolidated Holdings, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission (the "SEC") on April 16, 2019 (the "Original Form 10-K") to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and attached as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on April 16, 2019 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)     Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
Anthony Zolezzi	65	2018	Chief Executive Officer/President/Director
Seth D. Ellis	62	2015	Director
B. Thomas Golisano	77	2016	Director
David A. Still	67	2016	Director
David L. Van Andel	58	2015	Chairman of the Board/Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

ANTHONY ZOLEZZI	Age 65

Effective July 17, 2018, Mr. Zolezzi became the Company's Chief Executive Officer and President, filling the vacancy created by the resignation of the Company's former CEO, Naomi Whittel.  Mr. Zolezzi was appointed to the Board on May 8, 2018. Prior to joining the Company as Chief Executive Officer and President, Mr. Zolezzi spent the last 5 years serving as an Operating Partner at Pegasus Capital Advisors, a private alternative asset management firm, where he is also Co-Chair of its Wellness Committee. In the past, Mr. Zolezzi has been the Chief Executive Officer of several successful, health and wellness companies including Wild Oats Marketplace, Code Blue Innovations, Natural Pet Nutrition, The New Organics Company and Pacific Basin Foods. Mr. Zolezzi has also served as an advisor for New Chapter Whole Foods Supplements, Wild Oats Private Label Supplements, Waste Management, Nestle and Whole Foods on several health, wellness and sustainability programs and projects. Mr. Zolezzi has his Bachelor of Science degree in Biology from Loyola Marymount University, Los Angeles, California. The Board believes this health and wellness experience qualifies him to serve as a director.

SETH D. ELLIS	Age 62

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Penta Mezzanine Fund in 2012 and has been Managing Principal since inception. Prior to founding Penta Mezzanine Fund, he was a Principal and Co-Founder of the Florida Mezzanine Fund, a mezzanine fund based in Orlando, Florida. He is the former CEO of Digital Infrared Imaging, Inc. Mr. Ellis co-founded Florida Regional Emergency Services, a hospital-based ambulance management company. Mr. Ellis began his career as an auditor with Ernst & Young and KPMG. He is a CPA and received a Bacehlor of Science in Accounting from the University of Florida. Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience accounting and finance qualifies him to serve as a director.

B. THOMAS GOLISANO	Age 77

Mr. Golisano was appointed to the Board on April 15, 2016. Mr. Golisano founded the B. Thomas Golisano Foundation in 1985. He also founded Paychex Inc. in 1971 and served as its President and Chief Executive Officer from 1971 to October 2004. He has been the Chairman of Paychex, Inc. since October 1, 2004 and also a Director since 1979. Mr. Golisano serves as the Chairman of Bluetie, Inc. He served as Chairman of Store To Door LLC. He served as the Chairman of Mykonos Software, Inc. Mr. Golisano served as the Chairman of Greater Rochester Fights Back, a coalition to combat illegal drugs and alcohol abuse. Mr. Golisano served as the Chairman of Safesite Records Management Corporation until its acquisition by Iron Mountain Incorporated in June 1997. He served as a Director of Ultra-Scan Corporation. He served as an Independent Director of Iron Mountain Incorporated from June 1997 to May 24, 2006. He served as a Director of SmartCare Clinics Inc. He serves as a Trustee of the Rochester Institute of Technology and the Rochester Chamber of Commerce. The Board believes this executive and public company experience qualifies him to serve as a director.

DAVID A. STILL	Age 67

Mr. Still has been a Director of Twinlab Consolidated Holdings, Inc. since April 15, 2016. Mr. Still has served as a Director of Bak USA LLC since 2015, as a Trustee for WXXI Public Broadcasting Corporation since 2013 and as a Trustee and the Current Chairman of the Rochester Area Community Foundation since 2011. Mr. Still began his career in banking with Barclays Bank and has also served as Senior Managing Director of Fishers Asset Management from 1998 to 2017, as Chief Executive Officer of Networx Corporation Inc. from 2014 to 2016 and held various positions with Chase Manhattan Bank and Dunfries Corporation, a subsidiary of Chase Manhattan Bank, from 1991 to 1998, including most recently as Vice President and Portfolio Manager of Real Estate Lending. Mr. Still holds a Bachelor of Arts in Philosophy and a Master of Business Administration, both from the University of Pittsburgh. The Board believes this executive and banking experience qualifies him to serve as a director.

DAVID T. VAN ANDEL	Age 58

Mr. Van Andel was appointed to the Board on February 23, 2015 and elected Chairman on February 26, 2016. He is Chairman and CEO of the Van Andel Institute for Education and Medical Research. He currently serves on the Board of Directors of Amway Corporation and serves on its Executive, Governance and Audit Committees and prior to leading the Van Andel Institute held various positions at Amway since 1977. He was a shareholder and member of the Board of Directors of Twinlab Holdings, Inc. ("THI") from January 1, 2013 through August 7, 2014 when THI was acquired by and became a subsidiary of Twinlab Consolidated Corporation ("TCC"). He co-founded IdeaSphere Inc., a predecessor of THI. He holds a Bachelor of Art in Business Administration from Hope College. Mr. Van Andel has an extensive history as a director and stockholder of certain of the Company’s predecessors. In addition, he has extensive experience as a corporate executive and investor in numerous industries. The Board believes this public company and legacy experience qualifies him to serve as a director.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

(b)     Identification of Executive Officers

The following table identifies our current executive officers:

Name	Age	Position
Anthony Zolezzi	65	Chief Executive Officer, President and Director
Carla Goffstein	45	Chief Financial Officer and Senior Vice President, Finance
Shari Gottesman	47	Corporate Secretary, General Counsel and Senior Vice President, Legal
Gregory Thomas Grochoski	72	Executive Vice President and Chief Science Officer

Anthony Zolezzi — Please refer to the biographical information for Mr. Zolezzi listed above under identification of "Directors."

Carla Goffstein – Ms. Goffstein has served as our Chief Financial Officer since April 2019, was previously Interim Chief Financial Officer and Senior Vice President, Finance since August 2018 and was previously Vice President, Finance from January 2018 when she joined the Company until August 2018. Prior to joining the Company, Ms. Goffstein was an independent consultant in the finance area with a focus on shared services processes, IT finance, cost savings and analysis, consumer brand strategy, portfolio analysis, logistics and distribution financial analysis, and overall general financial modeling and analysis from July 2015 until January 2018. Prior to that, Ms. Goffstein worked at Procter & Gamble from March 1998 until June 2015 in increasing positions of responsibility, serving most recently as the Associate Director of Finance for IT Solutions for Procter & Gamble’s Global Business Services unit, from August 2012 until June 2015. Ms. Goffstein holds a Bachelor of Science in Finance from Miami University in Oxford, Ohio.

Shari Gottesman – Ms. Gottesman has served as our General Counsel since November 2017 and Corporate Secretary since May 2018. From April 2012 until joining the Company in November 2017, Ms. Gottesman served first as Senior Counsel at EVINE Live, Inc. (formerly ShopNBC and ShopHQ) from 2012 to 2014 then as Assistant General Counsel through November 2017 in the Minneapolis, Minnesota area. Ms. Gottesman is duly licensed and a member in good standing of the bars of New York, Maryland, Minnesota and is an Authorized In-House Counsel in the state of Florida. Ms. Gottesman holds a Bachelor of Arts from the University of Hartford and Juris Doctorate from Touro College Jacob D. Fuchsberg Law Center.

Gregory Thomas Grochoski — Mr. Grochoski has served as our Executive Vice President and Chief Science Officer since September 2014. Prior thereto, he served as Chief Science Officer for THI and its predecessor company commencing in 2004. Mr. Grochoski holds a Bachelor of Science in Economics and a Bachelor of Science in Chemistry from Grand Valley State University.

(c)     Identification of Certain Significant Employees

Not applicable.

(d)     Family Relationships

There are no family relationships among our executive officers and directors.

(e)     Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2018 ("Fiscal 2018") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)     Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The members of the standing Audit Committee are David A. Still and Seth Ellis, both of whom are independent directors as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of, but are not limited to:

●	appointing, compensating, retaining and overseeing our independent registered public accounting firm;

●	at least annually obtaining and reviewing our independent registered public accounting firms' report on independence and quality control;

●	reviewing with our independent registered public accounting firm the scope and results of their audit, any audit problems or difficulties and management's response to any problems or difficulties;

●	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●

reviewing the facts and circumstances of each related party transaction under the Company's Related Party Transaction Policy and Procedures and either approve or disapprove of each related party transaction;

●	reviewing and monitoring compliance with laws, rules, regulations and the Company's Code of Ethics and Business Conduct; and

●

establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters, and for the confidential and anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

Our Board has determined that Seth Ellis qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.tchhome.com.

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2018, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with except Anthony Zolezzi who inadvertently has not yet filed one (1) late report regarding his initial statement of beneficial ownership reflecting that he did not own any shares.

Code of Conduct and Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has made this Code of Ethics and Business Conduct available on its website at www.tchhome.com/code-of- ethics.

ITEM 11.     EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2018 Summary Compensation Table" below. In 2018, our "named executive officers" consisted of the following:

Anthony Zolezzi, Chief Executive Officer;

Carla Goffstein, Chief Financial Officer and Senior Vice President, Finance

Gregory Thomas Grochoski, Executive Vice President and Chief Science Officer

Naomi Whittel, Former Chief Executive Officer;

Alan S. Gever, Former Chief Financial Officer and Chief Operating Officer.

We are an "emerging growth company" under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As an emerging growth company, we provide in this Form 10-K/A the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, including the executive compensation disclosures required of a "smaller reporting company." In addition, as an emerging growth company, we are not required to conduct votes seeking approval, on an advisory basis, of the compensation of our named executive officers or the frequency with which votes must be conducted.

2018 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2018 and December 31, 2017.

				Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	($)(2)	($)	($)	($)	Total ($)

Anthony Zolezzi (1) Chief Executive Officer	2018	247,292	—-	—	—	—	—	247,292
	2017	—	—	—	—	—	—	—
Carla Goffstein (3) Chief Financial Officer and Senior Vice President, Finance	2018	196,262	65,625	—	—	—	—	261,887
	2017	—	—	—	—	—	—	—
Gregory Thomas Grochoski Executive Vice President and Chief Science Officer	2018	262,500	—-	—-	—-	—-	—-	262,500
	2017	262,500	—	—	—	—	—	262,500
Naomi Whittel (4) Chief Executive Officer	2018	101, 539	—-	—-	—-	—-	—-	101,539
	2017	300,000	—	—-	—	—	—	300,000
Alan S. Gever(5) Chief Financial Officer and Chief Operating Officer	2018	207,483	50,000	—-	—-	—-	—-	257,483
	2017	223,173	50,000	—	—	—	646	273,816

[1]	Mr. Zolezzi was appointed as Chief Executive Officer of the Company effective July 17, 2018.

[2]

Reflects the aggregate grant date fair value of the stock awards granted to the named executive officers in 2018 and 2017. See Note 9 - Stockholders' Deficit in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 9 - Stockholders' Equity (Deficit) in our Annual Report on Form 10-K for year ended December 31, 2017 for the assumptions used in valuing such stock awards.

[3]	Ms. Goffstein was appointed as Interim Chief Financial Officer and Senior Vice President, Finance of the Company effective August 21, 2018, and was appointed Chief Financial Officer effective as of April 22, 2019.

[4]	Ms. Whittel resigned from her position as Chief Executive Officer of the Company effective April 25, 2018.

[5]	Mr. Gever was appointed as Chief Financial Officer of the Company effective March 22, 2017. Mr. Gever resigned from his position as Chief Financial Officer of the Company effective August 16, 2018.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Anthony Zolezzi

Employment Term and Position

On July 17, 2018, the Company and Mr. Zolezzi entered into an employment agreement (the “Employment Agreement”) that has a two (2) year term with automatic renewals for additional one-year periods unless the Employment Agreement is terminated by Mr. Zolezzi or the Company, in each case by 30 days’ written notice. In addition, the Company may terminate Mr. Zolezzi’s employment at any time, with or without cause, and Mr. Zolezzi may terminate his employment with the Company on 30 days’ written notice. Pursuant to the Employment Agreement, Mr. Zolezzi will serve as the Chief Executive Officer and President of the Company.

Base Salary, Annual Bonus, Benefits

Pursuant to the Employment Agreement, Mr. Zolezzi will receive a base salary of $564,000 per year. In addition, Mr. Zolezzi is eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Mr. Zolezzi was also granted an initial equity award of restricted stock. The initial equity award is for 8,000,000 shares of common stock ("Initial Equity Award") in exchange for an exercise price equal to the fair market value of the Company's common stock and is subject to the Company's 2013 Stock Incentive Plan. If Mr. Zolezzi's employment terminates for any reason, the Initial Equity Award will terminate in its entirety and be forfeited to the Company. The Initial Equity Award will vest upon the closing of a qualifying sale (as defined in the Employment Agreement) of the Company during Mr. Zolezzi's employment period. The vesting schedule provides that (i) 2,000,000 shares of the Initial Equity Award will vest if the net proceeds (as defined in the Employment Agreement) received by Company securityholders in a qualifying sale is equal to or greater than $100 million but less than $200 million; (ii) an additional 2,000,000 shares of the Initial Equity Award will vest if the net proceeds received by Company securityholders in a qualifying sale is equal to or greater than $200 million but less than $300 million; and (iii) an additional 4,000,000 shares of the Initial Equity Award will vest if the net proceeds received by Company securityholders in a qualifying sale is equal to or greater than $300 million.

Pursuant to the Employment Agreement, if the Company completes a qualifying sale during the employment period or within six months after Mr. Zolezzi's employment is terminated for good reason or if the Company terminates Mr. Zolezzi other than due to death, cause or disability, the Company will pay Mr. Zolezzi a qualifying sale payment upon the closing of the qualifying sale. The amount of the qualifying sale payment is the aggregate of (i) 4% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale is equal to or greater than $100 million but less than $200 million; (ii) 6% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale is equal to or greater than $200 million but less than $300 million; and (iii) 8.5% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale is equal to or greater than $300 million. Mr. Zolezzi's receipt of the qualifying sale payment is subject to Mr. Zolezzi signing and not revoking a release of claims against the Company.

Under the Employment Agreement, in the event Mr. Zolezzi’s employment is terminated by the Company pursuant to its termination right (as defined in the Employment Agreement) or by Mr. Zolezzi for good reason, Mr. Zolezzi will be entitled to receive a severance amount equal to $282,000. Mr. Zolezzi’s receipt of the severance amount discussed above is contingent on Mr. Zolezzi signing and not revoking a release of claims against the Company.

Restrictive Covenants

Pursuant to the Employment Agreement, Mr. Zolezzi is subject to post-termination non-solicitation and non-competition covenants.

Employment Agreement with Carla Goffstein

Employment Term and Position

On April 22, 2019 the Company and Ms. Goffstein entered into an Employment, Non-Competition and Proprietary Rights Agreement (the “Goffstein Employment Agreement”) that has a two-year term with automatic renewals for additional one-year periods unless the Goffstein Employment Agreement is terminated by Ms. Goffstein or the Company, in each case by 30 days’ written notice. In addition, the Company may terminate Ms. Goffstein’s employment at any time, with or without cause. Pursuant to the Goffstein Employment Agreement, Ms. Goffstein will serve as the Chief Financial Officer of the Company.

Base Salary, Annual Bonus, Benefits

Pursuant to the Goffstein Employment Agreement, Ms. Goffstein will receive a base salary of $275,000 per year and an annual bonus of up to 50% of her base salary based on the achievement of performance metrics. In addition, Ms. Goffstein is eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Under the Goffstein Employment Agreement, in the event of a termination without cause by the Company or a termination with good reason by Ms. Goffstein, she will be entitled to receive severance benefits equal to twelve months of her base salary and any accrued and unpaid bonus payable on account of any calendar year ending prior to the year in which the termination occurs. Under the Goffstein Employment Agreement, in the event of a change in control wherein Ms. Goffstein’s employment is terminated in the first year thereafter, Ms. Goffstein will be entitled to receive severance benefits equal to six months of her base salary; if her employment is terminated in the second year thereafter, Ms. Goffstein will be entitled to receive severance benefits equal to four months of her base salary.

Ms. Goffstein’s receipt of the severance benefits discussed above is contingent on Ms. Goffstein signing and not revoking a release of claims against the Company.

Restrictive Covenants

Pursuant to the Goffstein Employment Agreement, Ms. Goffstein is subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Employment Agreement with Gregory Grochoski

Employment Term and Position

On January 30, 2015, Twinlab Consolidation Corporation and Mr. Grochoski entered into an employment agreement (the “Grochoski Employment Agreement”) that may be terminated by Mr. Grochoski or the Company effective immediately. In addition, the Company has the right to terminate Mr. Grochoski’s employment at any time, with or without cause, and Mr. Grochoski has the right to terminate his employment with the Company at any time for any reason, including but not limited to for good reason on 30 days’ written notice for good reason by complying with the Good Reason Process, as defined in the Grochoski Employment Agreement. Pursuant to the Grochoski Employment Agreement, Mr. Grochoski serves as the EVP, Chief Science Officer of the Company.

Base Salary, Annual Bonus, Benefits

Pursuant to the Grochoski Employment Agreement, Mr. Grochoski is eligible to receive a base salary of $262,500.16 per year. Additionally, Mr. Grochoski is eligible to participate in a performance-based bonus program with a target annual bonus of fifty percent (50%) of his base salary. The actual amount of the annual bonus for a given year will be determined by the Company pursuant to applicable performance metrics and may be between 0% and 100% of his base salary for the given year. Mr. Grochoski is eligible to participate in the Company's equity incentive plan and will be eligible to receive from time-to-time long-term equity incentive grants, including stock options, restricted stock or other stock-based awards as determined in the discretion of the Compensation Committee or the Board. In addition, Mr. Grochoski is eligible to participate in the Company’s standard employee benefits programs available to employees generally.

Under the Grochoski Employment Agreement, in the event Mr. Grochoski’s employment is terminated by the Company without cause or by Mr. Grochoski complying with the Good Reason Process, Mr. Grochoski would be entitled to receive severance benefits equal to (i)(a) twenty-six (26) weeks of his base salary if the effective date of his termination is not within the six (6) month period immediately after a change in control, or (b) fifty-two (52) weeks of his base salary if the effective date of his termination is within the six (6) month period immediately after a change in control and (ii) an amount related to the continuation of Mr. Grochoski's COBRA health continuation coverage. Mr. Grochoski’s receipt of the severance benefits will be contingent on Mr. Grochoski signing and not revoking a release of claims against the Company. The Grochoski Employment Agreement also contains post-termination non-solicitation and non-competition covenants.

Employment Agreement with Naomi L. Whittel

Employment Term and Position

On September 21, 2016, the Company and Ms. Whittel entered into an employment agreement (the "Whittel Employment Agreement") that had a three-year term from its commencement date of March 16, 2016 with automatic one-year renewal terms if the Board did not notify Ms. Whittel that the Company would not be renewing the employment term at least 180 days in advance of the end of the applicable term. The Whittel Employment Agreement superseded all previous employment agreements by and between the Company and Ms. Whittel. Pursuant to the Whittel Employment Agreement, Ms. Whittel served as Chief Executive Officer of the Company.

Base Salary, Annual Bonus, Benefits

Pursuant to the terms of the Whittel Employment Agreement, Ms. Whittel was entitled to an annual base salary of $300,000 and an annual bonus of up to 150% of her annual salary pursuant to the satisfaction of performance targets and goals. In addition, Ms. Whittel was eligible to participate in the Company’s standard employee benefits programs available to senior executives. Ms. Whittel was also entitled to receive equity awards pursuant to satisfaction of performance goals.

Restrictive Covenants

Pursuant to the Whittel Employment Agreement, Ms. Whittel was subject to non-competition and non-solicitation restrictions for a 12-month period after termination of employment. Ms. Whittel was also subject to confidentiality restrictions.

Separation Agreement

Effective April 25, 2018, Ms. Naomi Whittel resigned from her position as Chief Executive Officer of the Company and as a member of the Company’s Board of Directors, in order to pursue other opportunities.

On April 27, 2018, the Company and Ms. Whittel entered into a Separation and Release Agreement (the “Whittel Separation Agreement”). Pursuant to the Whittel Separation Agreement, Ms. Whittel will be permitted to sell products of the Company and its affiliates (“Company Products”) on the websites of the companies with whom she is affiliated with; however, Ms. Whittel has agreed not to directly or indirectly sell, and will not permit her associated companies to directly or indirectly sell, any products that compete with the Company Products without the prior written consent of the Company.

Ms. Whittel received her salary for days worked through the April 25, 2018 (“Whittel Separation Date”). Ms. Whittel further agreed that her continuing obligations arising under the Whittel Employment Agreement, and the unit purchase agreement between her (as Naomi L. Balcome), Robert G. Whittel and the Company dated September 2, 2014, as amended, (the “Unit Purchase Agreement”) remain in full force and effect.

In mutual consideration, the Company agreed to discontinue use of her name and likeness, and to transfer ownership of the Company’s POWERPHENOLS and AUTOPHATEA trademarks to Ms. Whittel.

As consideration for the ability to sell Company Products during non-competition periods in the Whittel Employment Agreement and the Unit Purchase Agreement and in consideration of the other terms and conditions of the Whittel Separation Agreement, Ms. Whittel forfeited any vacation pay she may have been entitled to, and did not receive any additional compensation of any kind, in respect to employment by Company. Ms. Whittel further agreed to surrender to the Company her 3,000,000 shares of common stock, as well as reimburse the Company for expenses and obligations incurred by the Company or its affiliates in relation to the purchase, marketing, promotion and sale of her Glow15 book and related programs (the “Book” and the “Kits”), in addition Ms. Whittel also reimbursed the Company for an amount no less than $103,037.00, for fees incurred by certain consultants.

The Company provided fulfillment services for Ms. Whittel’s Books and Kits until April 30, 2018. On April 30, 2018, any unsold Kits were invoiced to Ms. Whittel, who paid the Company the cost of those Kits plus any shipping and handling fees that were incurred. All revenue of Book and Kit orders fulfilled by the Company on Ms. Whittel’s behalf during this transition period belonged to the Company.

The Whittel Separation Agreement includes mutual release, non-disparagement, and similar provisions typical for this type of separation agreement.

Pursuant to the Whittel Separation Agreement, Ms. Whittel agreed to certain standstill provisions through October 9, 2019, regarding taking certain actions, including the acquisition of securities and assets of the Company, any tender offer, exchange offer, merger or other business combination, any recapitalization, restructuring, liquidation, dissolution or extraordinary transaction or the solicitation of proxies or consents to vote, seek representation on or control or influence management of the Board, or enter into discussions with any third party regarding any of these items.

The Whittel Separation Agreement provided Ms. Whittel with a seven (7) day revocation period from the date of execution (the “Revocation Period”), and the Whittel Separation Agreement was not effective until the Revocation Period expired.

Employment Agreement with Alan S. Gever

Employment Term and Position

On March 21, 2017, the Company and Mr. Gever entered into an employment agreement (the “Gever Employment Agreement”) that had a one-year term with automatic renewals for additional one year periods unless the Gever Employment Agreement was terminated by Mr. Gever or the Company, in each case by 30 days’ written notice. In addition, the Company had the right to terminate Mr. Gever’s employment at any time, with or without cause, and Mr. Gever had the right to terminate his employment with the Company on 30 days’ written notice or immediately for good reason, as defined in the Gever Employment Agreement. Pursuant to the Gever Employment Agreement, Mr. Gever served as the Chief Financial Officer and Chief Operating Officer of the Company.

Base Salary, Annual Bonus, Benefits

Pursuant to the Gever Employment Agreement, Mr. Gever was eligible to receive a base salary of $275,000 per year and an annual bonus of up to 65% of his base salary. $100,000 of the first year’s bonus was guaranteed and was paid in equal installments on the six and twelve month anniversary of the Gever Employment Agreement. Mr. Gever was also entitled to earn a long-term incentive equal to 1% of the change in enterprise value of the Company over a four-year period, half of which would be paid in cash and half of which would be paid in cash or in stock, at the discretion of the Board of Directors. In addition, Mr. Gever was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Under the Gever Employment Agreement, in the event Mr. Gever’s employment would have been terminated by the Company without cause or by Mr. Gever on 30 days' written notice for good reason, Mr. Gever would have been entitled to receive severance benefits equal to eighteen months of his base salary. Mr. Gever’s receipt of the severance benefits was contingent on Mr. Gever signing and not revoking a release of claims against the Company. The Gever Employment Agreement also contained post-termination non-solicitation and non-competition covenants.

On August 21, 2018, Mr. Gever resigned as the Company's Chief Financial Officer and Chief Operating Officer.

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the Restricted Stock Units and are amortizing the total estimated grant date value over the vesting periods. During the year ended December 31, 2018, a total of 1,202,095 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of December 31, 2018, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching but do allow our employees to contribute to a 401(k) portfolio. The Company recognized expenses of $[•] and $63 related to the Plan in 2018 and 2017, respectively.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2018.  We do not currently have an established compensation package for Board members.

Compensation Committee

The members of our Compensation Committee are B. Thomas Golisano, Chairman, and Seth Ellis, both of whom are independent directors as determined by the NASDAQ rules. The Compensation Committee is responsible for, among other matters:

●

reviewing and approving the compensation of our Chief Executive Officer (either alone or, if directed by the Board of Directors, in conjunction with a majority of independent directors) and reviewing and setting or making recommendations to the Board of Directors on the compensation of our other executive officers;

●	reviewing and making recommendations to the Board of Directors on the compensation of our directors;
●	appointing and overseeing any compensation consultants, legal counsel or other advisers;
●	reviewing and approving or making recommendations to the Board of Directors regarding incentive compensation and equity-based plans and arrangements; and
●	reviewing and discussing with management the Company's "Compensation Discussion & Analysis" to the extent required to be included in filings with the SEC.

We believe our compensation policies present no risks that are reasonably likely to have a material adverse effect on our Company. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. A copy of the Compensation Committee's charter is located on our website at www.tchhome.com.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of the Company's Common Stock as of April 15, 2019 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 255,643,828 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after April 15, 2019, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
Name and Address of beneficial owner[1]	Shares of Common Stock		Percentage of Class
5% Stockholders
Little Harbor LLC[2]	33,168,948		13.04%
Great Harbor Capital, LLC[3]	52,832,266		20.40%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814		13.67%
Golisano Holdings LLC[5]	91,766,636		35.83%
Named Executive Officers and Directors
Anthony Zolezzi	-		-
Naomi L. Whittel[6]	3,493,450		*
Alan S. Gever[7]	-		-
Gregory Thomas Grochoski	1,200,000		*
Seth D. Ellis[8]	1,614,036		*
David L. Van Andel[9]	120,793,028		46.64%
B. Thomas Golisano[5]	91,766,636		35.83%
David A. Still[10]	50,000	[10]	*
All executive officers and directors as a group (8 persons)	212,609,664	[10]	82.47%

______________________

*	Less than 1% of the applicable class or combined voting power.

1	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431.
2

These shares are owned by Little Harbor LLC, a Nevada limited liability company, of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust u/a dated November 30, 1993 of 80.5% of the membership interests. This number does not include a warrant issued into escrow in favor of Little Harbor LLC on July 21, 2016 and exercisable for up to 2,168,178 shares of the Company's common stock but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note at maturity, as the same may be accelerated in accordance with the terms of the note. The business address of Little Harbor LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

3

These shares are owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days after April 15, 2019. This number does not include warrants issued into escrow in favor of Great Harbor Capital, LLC on January 28, 2016, March 21, 2016, December 31, 2016, August 30, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 1,136,363, 1,363,636 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

4

These shares are owned by the David L. Van Andel Trust u/a dated November 30, 1993, of which David L. Van Andel is the sole trustee and the principal beneficiary. The business address of the David L. Van Andel Trust u/a dated November 30, 1993 is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

5

By Schedule 13D/A, filed with the SEC on March 20, 2017, Golisano Holdings LLC reported that as of March 8, 2017, it has sole voting power and sole dispositive power over 90,090,000 shares. This number also includes shares that may be issuable pursuant to the exercise of warrants for up to 869,618 and 807,018 shares that Golisano Holdings LLC acquired in March of 2017 in connection with its acquisition of promissory notes from Penta Mezzanine SBIC Fund I, L.P. ("Penta"). This number does not include shares that may be issuable pursuant to the exercise of warrants for up to 4,960,740 shares that Golisano Holdings LLC acquired in March of 2017 in connection with its acquisition of promissory notes from Penta as this warrant is only exercisable after the occurrence of certain put events set forth in the warrant. This number does not include shared voting power held by Golisano Holdings LLC over 251,241,650 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Golisano Holdings LLC to the Company's Board of Directors pursuant to a voting agreement. This number does not include a contingent warrant issued to Golisano LLC on October 5, 2015 and exercisable as of December 31, 2016 (reflecting certain exercises and cancellations in part) for up to 4,756,505 shares of the Company's common stock, but which is only exercisable if and when other warrants that existed as of the issue date are exercised by the holders thereof. This number does not include warrants issued into escrow in favor of Golisano LLC on January 28, 2016, March 21, 2016, July 21, 2016, December 30, 2016, March 14, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 2,168,178, 1,136,363, 1,484,847 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. Golisano Holdings LLC shares beneficial ownership of the reported shares with Mr. Golisano, the controlling member of Golisano Holdings LLC. The business address of Golisano Holdings is: 1 Fishers Road, Pittsford, New York 14534.

6

Ms. Whittel left the Company effective as of April 25, 2018. We have no information regarding her ownership of Company securities as of April 15, 2019. Accordingly, information regarding the number of shares of common stock owned is based on her Section 16 filings and Company records. These 3,493,450 shares are owned by Health KP, LLC ("HKP"), a Delaware limited liability company, of which Ms. Whittel owns a 65% membership interest. Ms. Whittel disclaims beneficial ownership of any shares held by Health KP except to the extent of her pecuniary interest therein.

7

Mr. Gever left the Company effective as of August 16, 2018. We have no information regarding his ownership of Company securities as of April 15, 2019. Accordingly, information regarding the number of shares of common stock owned is based on his Section 16 filings and Company records.

8	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.
9

Includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 80.5% of the membership interests, 52,832,266 shares owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests and 4,500,000 shares that are issuable to Great Harbor Capital, LLC upon the exercise of warrants that have vested or will vest within 60 days after April 15, 2019. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above except to the extent of his pecuniary interest therein. This number does not include shared voting power held by Great Harbor Capital, LLC, and beneficially by Mr. Van Andel as the controlling member of Great Harbor Capital, LLC, over 212,559,664 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Great Harbor Capital, LLC to the Company's Board of Directors pursuant to a voting agreement. The business address of Mr. Van Andel is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

10	Includes 50,000 shares that are issuable upon the exercise of stock options that have vested or will vest within 60 days after April 15, 2019.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	150,000	$0.40	-
Total	[__________]		7,044,412

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock. Amounts shown below are in thousands (except share amounts).

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

On November 13, 2014, the Company raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is Mr. Ellis. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing on November 13, 2017 in installments of (i) $360 per quarter for the first four quarters, (ii) $440 per quarter for the next four quarters and (iii) $520 per quarter for each quarter thereafter. This note bears interest of 12% per annum, payable monthly. The Company issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan. The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan. On March 8, 2017, Golisano Holdings LLC acquired this note payable from Penta. The Company's terms of this note payable remain the same with the only change for the Company being the holder of the promissory note. The balance of the note as of December 31, 2017 was $8,000. Interest in the amount of $605 was accrued by the Company pursuant to the note during the year ended December 31, 2017.

In connection with the November 13, 2014 note for $8,000, Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire a total of 869,618 additional shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times the Company's adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) the Company does not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. The Company has the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times the Company's adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano Holdings LLC’s acquisition of the note payable from Penta on March 8, 2017, these warrants were assigned to Golisano Holdings LLC.

Pursuant to a Stock Purchase Agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of our common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. We granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant.

On February 6, 2015, the Company raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap Labs, LLC (“Nutricap”). This note matures on November 13, 2019 with payments of principal due on a quarterly basis commencing November 13, 2017 in installments of (i) $90 per quarter for the first four quarters, (ii) $110 per quarter for the next four quarters and (iii) $130 per quarter for each quarter thereafter. This note bears interest of 8% per annum, payable monthly. The Company issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan. The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans. On March 8, 2017, Golisano Holdings LLC acquired this note payable from Penta. The Company's terms of this note payable remain the same with the only change for the Company being the holder of the promissory note. The balance of the note as of December 31, 2017 was $2,000. Interest in the amount of $151.3 was accrued by the Company pursuant to the note during the year ended December 31, 2017.

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

On January 22, 2015, the Company raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL”). The proceeds were restricted to pay a portion of the Nutricap asset acquisition. We granted JL a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. The note matures on February 13, 2020 with payments of principal due on a quarterly basis commencing March 1, 2017 in installments starting at $250 per quarter and increasing to $350 per quarter. This note bears interest of 12% per annum, payable monthly. The Company issued a warrant to JL to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015. The estimated fair value of these warrants at the date of issuances was $4,389, which was recorded as a note discount and is being amortized into interest expense over the term of these loans. Additionally, we had incurred loan fees of $152 relating to this loan, which is also being amortized into interest expense over the term of these loans. The balance of the note payable as of December 31, 2017 was $5,000. Interest in the amount of $445 was accrued by the Company pursuant to the note during the year ended December 31, 2017. On March 8, 2017, Golisano LLC acquired this note payable from JL. The terms of this note payable remain the same with the only change for us being the holder of the promissory note.

From January 1, 2014 to the present, Twinlab has sold certain products to Alticor,Inc., such sales ranging from approximately $1,000 to $2,500 on an annual basis. All product sales by Twinlab to Alticor are pursuant to arm’s length business transactions whereby Alticor at all times has the right to choose the vendor(s) of its choice for supply of its products. Mr. Van Andel is an equity owner and a member of the board of directors of Alticor. The Company believes that the sales by Twinlab to Alticor are such a de minimus part of Alticor’s overall sales, that any pecuniary benefit of these sales potentially attributable to equity owned by Mr. Van Andel is immaterial.

On June 30, 2015, Twinlab entered into a bill of sale with Essex Capitol Corporation (“Essex”) pursuant to which Twinlab sold certain machinery and equipment associated with Twinlab’s manufacturing operations in American Fork, Utah to Essex for an aggregate purchase price of $2,900 in exchange for (i) Essex’s agreement (the “Essex Guaranty”) to be Twinlab’s guarantor for the Nutricap acquisition described below (“Nutricap”), and (ii) Essex’s agreement, in addition to simply providing the Essex Guaranty, to in fact make all payments to Nutricap as and when due under the Nutricap Note, including payment in full of all amounts due and owing at maturity thereof, thus extinguishing the Nutricap Note of $2,750. On the same date, Twinlab leased the same machinery and equipment back from Essex, pursuant to two 36-month commercial lease agreements requiring monthly lease payments by Twinlab of $89 and $5, respectively. On December 30, 2015, the larger of the two leases was amended to incorporate the equipment leased under the smaller of the two leases (which smaller lease was terminated) and to extend the term of the remaining lease for a term of 36 months from the effective date of the amendment with monthly lease payments of $98.

On December 30, 2015, the Company consolidated these two leases into a single lease with a new 36-month term and requiring monthly payments of $96. The Company received $496 of additional consideration for this consolidation, amendment and extension of the initial lease.

On August 14, 2014, Twinlab entered into a 36-month machinery and equipment lease with Essex with monthly payments of $72.

In connection with the guarantee of the note payable issued in the Nutricap asset acquisition and equipment financing by Essex discussed above, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property. Essex subsequently assigned warrants for 350,649 shares to another company.

On January 28, 2016, Golisano Holdings LLC ("Golisano LLC") lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “Golisano Note”). The Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano Note is payable in twenty-four (24) monthly installments of $104 commencing on February 28, 2017. Pursuant to the Golisano Note, the Company issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the company’s common stock, at an exercise price of $.01 per share (the “Golisano Warrant”). The Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano Note). The Company and Golisano LLC previously entered into a Registration Rights Agreement, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of common stock. The shares of common stock issuable pursuant to the Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement. The balance of the Golisano Note as of December 31, 2017 was $2,500. Interest in the amount of $215 was accrued by the Company pursuant to the Golisano Note during the year ended December 31, 2017.

On January 28, 2016, Great Harbor lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated January 28, 2016 (the “Great Harbor Note”). The Great Harbor Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Great Harbor Note is payable in twenty-four (24) monthly installments of $104 commencing on February 28, 2017. The Great Harbor Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 1,136,363 shares of Common Stock at an exercise price of $.01 per share (the “Great Harbor Warrant”). The Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the Great Harbor Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Great Harbor Note). The Company has reserved 1,136,363 shares of Common Stock for issuance under the Great Harbor Warrant. The Great Harbor Warrant, if exercisable, expires on February 28, 2022. The Great Harbor Warrant grants Great Harbor certain registration rights for the shares of Common Stock issuable upon exercise of the Great Harbor Warrant. The balance of the Great Harbor Note as of December 31, 2017 was $2,500. Interest in the amount of $215 was accrued by the Company pursuant to the Great Harbor Note during the year ended December 31, 2017.

On March 21, 2016, Golisano LLC lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second Golisano Note”). The Second Golisano Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Golisano Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Golisano Warrant”). The Second Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Second Golisano Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Golisano Note). The Company has reserved 3,181,816 shares of the Company's common stock for issuance under the Second Golisano Warrant. The Second Golisano Warrant, if exercisable, expire on March 21, 2022. The shares of Common Stock issuable pursuant to the Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement. The balance of the Second Golisano Note as of December 31, 2017 was $7,000. Interest in the amount of $603 was accrued by the Company pursuant to the Second Golisano Note during the year ended December 31, 2017.

On March 21, 2016, Great Harbor lent the Company $7,000 pursuant to an Unsecured Promissory Note, dated March 21, 2016 (the “Second Great Harbor Note”). The Second Great Harbor Note matures on March 21, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Second Great Harbor Note is payable in 24 monthly installments of $292 commencing on April 21, 2017. The Second Great Harbor Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Second Great Harbor Warrant”). The Second Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the Second Great Harbor Note and any accrued and unpaid interest thereon as of March 21, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Second Great Harbor Note). The Company has reserved 3,181,816 shares of the Company's common stock for issuance under the Second Great Harbor Warrant. The Second Great Harbor Warrant, if exercisable, expires on March 21, 2022. The Second Great Harbor Warrant grants Great Harbor certain registration rights for the shares of Common Stock issuable upon exercise of the Second Great Harbor Warrant. The balance of the Second Great Harbor Note as of December 31, 2017 was $7,000. Interest in the amount of $603 was accrued by the Company pursuant to the Second Great Harbor Note during the year ended December 31, 2017.

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC (the “Third Golisano Note”) pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770. The Third Golisano Note matures on January 28, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Third Golisano Note is payable at maturity. The Third Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Third Golisano Warrant”). The Third Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Third Golisano Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Third Golisano Note). The Company has reserved 2,168,178 shares of the Company's common stock for issuance under the Third Golisano Warrant. The Third Golisano Warrant, if exercisable, expires on July 21, 2022. The shares of common stock issuable pursuant to the Third Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement. The balance of the Third Golisano Note as of December 31, 2017 was $4,770. Interest in the amount of $376 was accrued by the Company pursuant to the Third Golisano Note during the year ended December 31, 2017.

On July 21, 2016, the Company issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (the “Little Harbor July 2016 Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770. This note is unsecured and matures on January 28, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due Little Harbor under the July 2014 note payable. During the year ended December 31, 2017, there were not draws. The balance of this note as of December 31, 2017 was $4,770. Interest in the amount of $376 was accrued by the Company pursuant to the note during the year ended December 31, 2017.

This note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 Note and any accrued and unpaid interest thereon as of January 28, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Little Harbor July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

On December 30, 2016, the Company issued an Unsecured Promissory Note in favor of Golisano LLC, pursuant to which Golisano LLC loaned the Company $2,500 (the “Fourth Golisano Note”). The Fourth Golisano Note matures on December 30, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Fourth Golisano Note is payable in 24 monthly installments of $104 commencing on February 5, 2017. The Fourth Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $.01 per share (the “Fourth Golisano Warrant”).The Fourth Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Fourth Golisano Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Fourth Golisano Note).The Company has reserved 1,136,363 shares of common stock for issuance under the Fourth Golisano Warrant. The Fourth Golisano Warrant, if exercisable, expires on December 30, 2022. The shares of common stock issuable pursuant to the Fourth Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement. The balance of the Fourth Golisano Note as of December 31, 2017 was $2,500. The Company accrued interest on the Fourth Golisano Note of $201 during the year ended December 31, 2017.

On December 31, 2016, Great Harbor lent the Company $2,500 pursuant to an Unsecured Promissory Note, dated December 31, 2016 (the “Third Great Harbor Note”). The Third Great Harbor Note matures on December 31, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Third Great Harbor Note is payable in 24 monthly installments of $104 commencing on February 5, 2017. The Third Great Harbor Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Third Great Harbor Warrant”). The Third Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the Third Great Harbor Note and any accrued and unpaid interest thereon as of December 31, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Third Great Harbor Note). The Company has reserved 1,136,363 shares of the Company's common stock for issuance under the Third Great Harbor Warrant. The Third Great Harbor Warrant, if exercisable, expires on December 30, 2022. The Third Great Harbor Warrant grants Great Harbor certain registration rights for the shares of common stock issuable upon exercise of the Third Great Harbor Warrant. The balance of the Third Great Harbor Note as of December 31, 2017 was $2,500. The Company accrued interest on the Third Great Harbor Note of $201 during the year ended December 31, 2017.

On March 14, 2017, the Company issued an Unsecured Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC loaned the Company a principal amount of $3,267 (the “Fifth Golisano Note”). The Fifth Golisano Note matures on December 30, 2019. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Fifth Golisano Note is payable at maturity. The Fifth Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of common stock, at an exercise price of $.01 per share (the “Fifth Golisano Warrant”). The Fifth Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Fifth Golisano Note and any accrued and unpaid interest thereon as of December 30, 2019 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Fifth Golisano Note). The Company has reserved 1,484,847 shares of common stock for issuance under the Fifth Golisano Warrant. The shares of common stock issuable pursuant to the Fifth Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement. The balance of the Fifth Golisano Note as of December 31, 2017 was $3,267. The Company accrued interest on the Fifth Golisano Note of $202 during the year ended December 31, 2017.

On August 30, 2017, Great Harbor lent the Company $3,000 pursuant to a Secured Promissory Note, dated August 30, 2017 (the “Fourth Great Harbor Note”). The Fourth Great Harbor Note matures on August 29, 2020. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Fourth Great Harbor Note is payable at maturity. The Fourth Great Harbor Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Fourth Great Harbor Warrant”). The Fourth Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the Fourth Great Harbor Note and any accrued and unpaid interest thereon as of August 29, 2020, or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Fourth Great Harbor Note). The Company has reserved 1,363,636 shares of the Company's common stock for issuance under the Fourth Great Harbor Warrant. The Fourth Great Harbor Warrant, if exercisable, expires on August 30, 2023. The Fourth Great Harbor Warrant grants Great Harbor certain registration rights for the shares of common stock issuable upon exercise of the Fourth Great Harbor Warrant. The balance of the Fourth Great Harbor Note as of December 31, 2017 was $3,000. The Company accrued interest on the Fourth Great Harbor Note of $85 during the year ended December 31, 2017.

On February 6, 2018, Great Harbor lent the Company $2,000 pursuant to a Secured Promissory Note, dated February 6, 2018 (the “Fifth Great Harbor Note”). The Fifth Great Harbor Note matures on February 6, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Fifth Great Harbor Note is payable at maturity. The Fifth Great Harbor Note provides that the Company issue into escrow in the name of Great Harbor a warrant to purchase an aggregate of 1,818,182 shares of common stock at an exercise price of $0.01 per share (the “Fifth Great Harbor Warrant”). The Fifth Great Harbor Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Great Harbor the entire unamortized principal amount of the Fifth Great Harbor Note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Fifth Great Harbor Note). The Company has reserved 1,818,182 shares of the Company's common stock for issuance under the Fifth Great Harbor Warrant. The Fifth Great Harbor Warrant, if exercisable, expires on February 6, 2024. The Fifth Great Harbor Warrant grants Great Harbor certain registration rights for the shares of common stock issuable upon exercise of the Fifth Great Harbor Warrant.

On February 6, 2018, the Company issued a Secured Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC loaned the Company a principal amount of $2,000 (the “Sixth Golisano Note”). The Sixth Golisano Note matures on February 6, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Sixth Golisano Note is payable at maturity. The Sixth Golisano Note provides that the Company issue into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the company’s common stock, at an exercise price of $.01 per share (the “Sixth Golisano Warrant”). The Sixth Golisano Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Sixth Golisano Note and any accrued and unpaid interest thereon as of February 6, 2021 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Sixth Golisano Note). The Company has reserved 1,818,182 shares of common stock for issuance under the Sixth Golisano Warrant. The shares of common stock issuable pursuant to the Sixth Golisano Warrant are also entitled to the benefits of the Registration Rights Agreement.

On July 27, 2018, Great Harbor lent the Company $5,000 pursuant to a Secured Promissory Note, dated July 27, 2018 (the “Sixth Great Harbor Note”). The Sixth Great Harbor Note matures on January 27, 2020. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Sixth Great Harbor Note is payable at maturity. The Company also issued to Great Harbor a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Sixth Great Harbor Warrant”). The Sixth Great Harbor Warrant is exercisable on any business day prior to the expiration date of July 27, 2024. The Company has reserved 2,500,000 shares of the Company's common stock for issuance under the Sixth Great Harbor Warrant.

Pursuant to a November 5, 2018 Secured Promissory Note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note matures on November 5, 2020 and bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. November 2018 GH Note is secured by collateral. We issued a warrant in connection with this loan (see GH Warrants in Note 7 of the original Form 10-K).

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

Director Independence

The Board has determined that the following directors are independent pursuant to the rules of the Nasdaq Stock Market ("NASDAQ"): Messrs. Ellis, Golisano, Still and Van Andel. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the NASDAQ rules. In evaluating and determining the independence of the directors, the Board considered the relationships disclosed above under "Certain Relationships and Related Person Transactions" and determined that those relationships do not impair the directors' independence from us and our management under the NASDAQ rules. The members of the Audit Committee are David A. Still and Seth Ellis, all of whom are independent directors as determined by the NASDAQ rules. The members of our Compensation Committee are B. Thomas Golisano, Chairman, and Seth Ellis, all of whom are independent directors as determined by the NASDAQ rules. The members of our Nominating and Corporate Governance Committee are David L. Van Andel, Chairman, and B. Thomas Golisano, all of whom are independent directors as determined by the NASDAQ rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Tanner LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	December 31, 2018	December 31, 2017
Audit Fees	$238,850	$143,500
Audit-Related Fees	18,000	18,220
Tax Fees	43,500	20,002
All Other Fees	--	--
Total Fees	$300,350	$181,722

AUDIT FEES

Tanner LLC (“Tanner”) billed the Company $238,850 and $181,780, respectively, in the aggregate for services rendered for the audits of the Company's 2018 and 2017 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2018 and 2017 fiscal years.

AUDIT-RELATED FEES

Tanner billed the Company $18,000 and $18,220, respectively, in the aggregate for audit-related services as defined by the SEC for the 401(k) audit for the Company’s 2018 and 2017 fiscal years.

TAX FEES

Tanner billed the Company $43,500 and $42,502 in the aggregate for tax fees for the preparation of federal and state income tax returns for the Company’s 2018 and 2017 fiscal years.

ALL OTHER FEES

Tanner billed the Company $0 in the aggregate for other fees for the Company's 2018 fiscal year and $0 in the aggregate for other fees for the Company's 2017 fiscal year.

AUDIT COMMITTEE PRE-APPROVAL POLICY AND PROCEDURES

The Board of Directors of the Company has appointed an Audit Committee, which operates pursuant to a written charter. The charter provides for the pre-approval of all audit services and all permitted non-audit services to be performed for the Company by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm will include the Audit Committee reviewing audit-related services, tax services and other services. The Audit Committee will periodically monitor the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2018 and 2017 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2018 and 2017 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.

All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on April 16, 2019 immediately following the signature page of the report.

2.

Financial Statement Schedules: Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

3.

Exhibits: The following exhibits are filed herewith as part of the report on Form 10-K or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

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
10.188

Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).**

10.189

Fifteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P.**

10.190

Amendment No. 15 to Credit and Security Agreement dated as of December 4, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust.**

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

10.196	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($4.7MM)**
10.197	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($2.5MM)**
10.198	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($7MM)**
14.1	Code of Ethics.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.***
31.2	Rule 13a-14(a)/15d-14(a) Certification. ***
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation. **
101.DEF	XBRL Taxonomy Extension Definition. **
101.LAB	XBRL Taxonomy Extension Label. **
101.PRE	XBRL Taxonomy Extension Presentation **

*     Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**     Filed with the Form 10-K filed on April 16, 2019.

***     Filed herewith.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: April 30, 2019	By:	/s/ Anthony Zolezzi
	Name:	Anthony Zolezzi
	Title:	Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)