Form 10-Q
period 2019-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2019-05-15
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(561) 443-4301
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of common stock, $0.001 par value, outstanding on May 15, 2019 was 255,643,828 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$1,672	$6,227
Accounts receivable, net of allowance of $4,207 and $2,651, respectively	11,643	8,566
Inventories, net	6,969	7,945
Prepaid expenses and other current assets	6,753	6,560
Total current assets	27,037	29,298

Property and equipment, net	929	1,117
Intangible assets, net	20,929	21,308
Goodwill	17,797	17,797
Other assets	1,702	1,720

Total assets	$68,394	$71,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,691	$8,081
Accrued expenses and other current liabilities	16,097	15,824
Derivative liabilities	4,994	4,359
Notes payable and current portion of long-term debt, net of discount of $2,899 and $3,797, respectively	73,358	70,539
Total current liabilities	104,140	98,803

Long-term liabilities:
Deferred gain on sale of assets	1,297	1,324
Long-term debt, net of current portion	15,000	15,000
Total long-term liabilities	16,297	16,324

Total liabilities	120,437	115,127

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 390,449,879 shares issued	390	390
Additional paid-in capital	231,253	230,625
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(283,156)	(274,372)
Total stockholders’ deficit	(52,043)	(43,887)

Total liabilities and stockholders' deficit	$68,394	$71,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2019	2018
Net sales	$19,971	$19,665
Cost of sales	17,715	15,590

Gross profit	2,256	4,075

Operating costs and expenses:
Selling, general and adminisrative expenses	7,042	8,722

Loss from operations	(4,786)	(4,647)

Other income (expense):
Interest expense, net	(2,718)	(2,113)
Gain (loss) on change in derivative liabilities	(1,263)	1,818
Other expense	(17)	(16)

Total other expense	(3,998)	(311)

Loss before income taxes	(8,784)	(4,958)

Provision for income taxes	-	-

Total net loss	$(8,784)	$(4,958)

Weighted average number of common shares outstanding - basic	255,643,828	253,275,066

Net loss per common share - basic	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - diluted	255,643,828	265,731,230

Net loss per common share - diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2017	388,081,117	$388	$226,884	$(30)	134,806,051	$(500)	$(253,963)	$(27,221)
Stock-based compensation	-	-	118	-	-	-	-	118
Net loss	-	-	-	-	-	-	(4,958)	(4,958)
Balance, March 31, 2018	388,081,117	$388	$227,002	$(30)	134,806,051	$(500)	$(258,921)	$(32,061)

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)

Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(283,156)	$(52,043)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,784)	$(4,958)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	567	674
Amortization of debt discount	898	502
Stock-based compensation	-	118
(Recovery for) provision for obsolete inventories	(978)	93
(Recovery for) provision for losses on accounts receivable	1,054	(114)
Loss (gain) on change in derivative liability	1,263	(1,818)
Other non-cash items	(27)	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,128)	(768)
Inventories	1,954	(73)
Prepaid expenses and other current assets	(193)	68
Other assets	18	6
Accounts payable	1,610	(387)
Accrued expenses and other current liabilities	272	2,462

Net cash used in operating activities	(6,474)	(4,236)

Cash flows from investing activities:
Purchase of property and equipment	-	(47)

Cash flows from financing activities:
Proceeds from the issuance of debt	-	4,000
Repayment of debt	(63)	(393)
Net borrowings from revolving credit facility	1,983	296

Net cash provided by financing activities	1,920	3,903

Net decrease in cash	(4,554)	(380)
Cash at the beginning of the period	6,226	1,350

Cash at the end of the period	$1,672	$970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$30	$557

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$628	$-

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name (including the REAAL®, Phytocab™ and Twinlab® Fuel brand of sports nutrition products); a market leader in the healthy aging and beauty from within categories sold under the Reserveage™ Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; the Re-Body® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

Through our NutraScience Labs division, we provide contract manufacturing services for private label products. Our contract manufacturing services business leverages our network of co-packers to manufacture custom products to the specifications of a customer who requires finished products under the customer’s own brand name. We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of warrants and derivative liabilities.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
March 31, 2019:
Derivative liabilities	$4,994	-	-	$4,994

December 31, 2018:
Derivative liabilities	$4,359	-	-	$4,359

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2019, total allowances amounted to $4,207, of which $3,753 was related to doubtful accounts receivable. As of December 31, 2018, total allowances amounted to $2,651, of which $1,954 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”) a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutrition brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of March 31, 2019 and December 31, 2018 was $4,346.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $27 and $40 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018, unamortized deferred gain on sale of assets was $1,297 and $1,324, respectively.

Net Income (Loss) per Common Share

Basic net income or loss per common share (“Basic EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(8,784)	$(4,958)
Effect of dilutive securities on net loss:
Common stock warrants	-	(1,818)

Total net loss for purpose of calculating diluted net loss per common share	$(8,784)	$(6,776)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	255,643,828	253,275,066
Weighted-average effect of dilutive securities:
Common stock warrants	-	12,456,164

Total shares for purpose of calculating diluted net loss per common share	255,643,828	265,731,230

Net loss per common share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 38% and 27% of total sales for the three months ended March 31, 2019 and 2018, respectively. Sales to one of those customers were approximately 14% and 15% of total sales for the three months ended March 31, 2019 and 2018, respectively. A single customer represents 22% and 14% of total accounts receivable as of March 31, 2019 and December 31, 2018, respectively, and is a related party through a director who sits on both the Company’s board and that of the customer.

Recent Accounting Pronouncements

In January 2017, the Financial Axcounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted after January 1, 2017.  We do not expect the new guidance to have a significant impact on our consolidated financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Our status as an emerging growth company allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2020. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements do not include the adoption of ASU 2014-09.  We will include the adoption of ASU 2014-09 in our annual reporting period ending December 31, 2019, and beginning in our interim reporting period for the three months ending March 31, 2020. We have reviewed this ASU and determined that it has no material impact to the Company's consolidated financial position or results of operations, but will impact the Company's disclosures. Our status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements do not include the adoption of ASU 2014-09.  We will include the adoption of ASU 2014-09 in our annual reporting period ending December 31, 2019, and beginning in our interim reporting period for the three months ending March 31, 2020. We have reviewed this ASU and determined that it has no material impact to the Company's consolidated financial position or results of operations, but will impact the Company's disclosures.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2019, we had an accumulated deficit of $283,155. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $77,103 as of March 31, 2019.  We also have $73,358 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers.  We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	March 31, 2019	December 31, 2018

Raw materials	$1,858	$4,346
Finished goods	6,531	5,997
	8,389	10,343
Reserve for obsolete inventory	(1,420)	(2,398)

	$6,969	$7,945

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2019	December 31, 2018

Machinery and equipment	$1,367	$1,367
Computers and other	7,540	7,540
Aquifer	482	482
Leasehold improvements	1,553	1,553
	10,942	10,942
Accumulated depreciation and amortization	(10,013)	(9,825)

	$929	$1,117

Depreciation and amortization expense totaled $188 and $215 for the three months ended March 31, 2019 and December 31, 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31, 2019	December 31, 2018

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(12,195)	(11,816)

	$20,929	$21,308

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $379 and $459 for the three months ended March 31, 2019, and 2018, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	March 31, 2019	December 31, 2018
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $810 and $1,056 at March 31, 2019 and December 31, 2018 respectively	4,190	3,944
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $886 and $1,088 at March 31, 2019 and December 31, 2018 respectively	3,114	2,912
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $474 and $678 as of March 31, 2019 and December 31 2018, respectively	7,526	7,322
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $686 and $915 as of March 31, 2019 and December 31 2018, respectively	4,314	4,085
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $43 and $60 as of March 31, 2019 and December 31 2018, respectively	1,957	1,940
Macatawa Bank	15,000	15,000
Total related party debt	83,175	82,277

Senior Credit Facility with Midcap	1,983	-

Other Debt:
April 2016 note payable to JL-Utah Sub, LLC	-	62
Huntington Holdings, LLC	3,200	3,200
Total other debt	3,200	3,262

Total debt	88,358	85,539
Less current portion	(73,358)	(70,539)

Long-term debt	$15,000	$15,000

Related-Party Debt

Little Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor Capital LLC.

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note is unsecured and was to mature on January 28, 2019; however, the maturity of this note has been extended to June 30, 2019. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7).

On January 23, 2019, the Company and Little Harbor entered into an Amendment to the Little Harbor Delayed Draw Promissory Note, as amended and restated, (the “Little Harbor Delayed Draw Promissory Note Amendment”) relating to an original principal amount of $4,769,996 to amend that certain Little Harbor Delayed Draw Promissory Note, originally dated July 21, 2016. The Little Harbor Delayed Draw Promissory Note Amendment extends the maturity date of the note from January 28, 2019 to June 30, 2019.

Little Harbor has delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the notes specified in the letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

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

Furthermore, as a result of notes issued on February 6, 2018, by GH and Golisano Holdings LLC (“Golisano LLC”), GH and Golisano LLC entered into an “Intercreditor Agreement” where they agreed that each of the February 2018 GH Note, A&R August 2017 GH Note, and the Golisano LLC Note are pari passu as to repayment, security and otherwise and are equally and ratably secured.

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

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 Secured Promissory Note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note matures on November 5, 2020 and bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant in connection with this loan (see GH Warrants in Note 7).

On January 23, 2019, the Company and GH entered into Amendment No. 7 to the January 2016 GH Promissory Note, as amended and restated, relating to an original principal amount of $2,500,000, originally dated January 28, 2016. Amendment No. 7 to the January 2016 GH Promissory Note, extends the maturity date of the note from January 28, 2019 to June 30, 2019.

On January 23, 2019, the Company and GH entered into Amendment No. 6 to the March 2016 GH Note, as amended and restated, relating to an original principal amount of $7,000,000, originally dated March 21, 2017. Amendment No. 6 to the March 2016 GH Note extends the maturity date of the note from March 21, 2019 to June 30, 2019.

GH has delivered a deferment letter pursuant to which GH agreed to defer all payments due under the notes specified in the letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Golisano Holdings LLC.

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from Penta. Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Gollisano Warrants formerly Penta Warrants in Note 7). The estimated fair value of the warrant at the date of issuance was $3,770, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $273, which is also being amortized into interest expense over the term of this loan.

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

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta. Interest on the outstanding principal accrued at a rate of 12% per year from date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on November 13, 2019. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see see Gollisano Warrants formerly Penta Warrants in Note 7). The estimated fair value of these warrants at the date of issuances totaled $250, which was recorded as a note discount and is being amortized into interest expense over the term of this loan. Additionally, we had incurred loan fees of $90, which is also being amortized into interest expense over the term of these loans.

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

On January 28, 2019, the Company and Golisano LLC entered into an Amendment to the Golisano LLC January 2016 Promissory Note, as amended and restated, (“Golisano LLC January 2016  Promissory Note Amendment ”) relating to an original principal amount of $2,500,000, originally dated January 28, 2016. The Golisano LLC January 2016 Promissory Note Amendment extends the maturity date of the note from January 28, 2019 to June 30, 2019.

On January 28, 2019, the Company and Golisano LLC entered into an Amendment to the Golisano LLC March 2016 Promissory Note, as amended and restated, (“Golisano LLC March 2016 Promissory Note Amendment”) relating to an original principal amount of $7,000,000 to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017. The Golisano LLC March 2016 Promissory Note Amendment extends the maturity date of the note from March 21, 2019 to June 30, 2019.

On January 28, 2019, the Company and Golisano LLC entered into an Amendment to the Golisano LLC July 2016 Note, as amended and restated, (“Golisano LLC July 2016 Note Amendment”) relating to an original principal amount of $4,769,996 originally dated July 21, 2016. Golisano LLC July 2016 Note Amendment extends the maturity date of the note from January 28, 2019 to June 30, 2019.

Golisano LLC  has delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the notes specified in the letter through May 31, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Macatawa Bank

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank and was a member of the Company’s board of directors; he was an active member of both boards at the time of the term loan note. Two other members of the Company’s Board of Directors, Mr. B. Thomas Golisano and Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners LLC. Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in the Macatawa Bank.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa Bank ("Macatawa"). Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 3.49% as of March 31, 2019). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP Partners, LLC (the "463IP") has entered into a limited guaranty, dated as of December 4, 2018, in favor of the Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest.

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility” )pursuant to a credit and security agreement, based on our accounts receivable and inventory, increasable to up to $20,000, with MidCap. On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 7.50% per annum as of March 31, 2019. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7). The estimated fair value of these warrants at the date of issuance was $130, which was recorded as a note discount and is being amortized into interest expense over the term of the Senior Credit Facility. Additionally, we have incurred loan fees totaling $540 relating to the Senior Credit Facility and any subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility.

On January 22, 2019, we entered into Amendment Sixteen to the Credit and Security Agreement (the "MidCap Sixteenth Amendment"). The MidCap Sixteenth Amendment reduced the revolving credit facility amount from a total of $17,000 to a total of $5,000 and extended the expiration date from January 22, 2019 to April 22, 2019.

On February 13, 2019, MidCap informed the Company that MidCap had re-assigned all of its rights, powers, privileges and duties as “Agent” under the Credit and Security Agreement, as well as all of its right, title and interest in and to the revolving loans made under the facility to MidCap IV Funding.

On April 22, 2019, we entered into Amendment Seventeen to the Credit and Security Agreement Agreement (the "MidCap Seventeeth Amendment"),  which effectively increased the revolving credit facility amount to $12,000 and renewed the Senior Credit Facility for an additional two years expiring on April 22, 2021. (See also Subsequent Events in note 10).

The balance owing on the Senior Credit Facility was $1,983 as of March 31, 2019.

Other Debt

April 2016 Note Payable to JL-Utah Sub, LLC

Pursuant to an April 5, 2016 Unsecured Promissory Note (“JL-US Note”), JL-Utah Sub, LLC lent us $500. The note matured on March 21, 2019 and was subsequerntly satisfied in full on that day. The warrant (Warrant 2016-25) that was issued in conjunction with this note expired as the result of payment of the note in full.

2014 Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016. On June 2, 2017, the Company issued an unsecured promissory note (the “Huntington Note”) in favor of 2014 Huntington Holdings LLC (“Huntington”). The Huntington Note matures on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017 and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regard to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the subject shares held in escrow. Upon the exercise of this purchase option, the subject shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding, and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL-US , effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of March 31, 2019, we were not in compliance with these financial covenants of the debt agreements; however, the lenders provided the Company with a waiver of the covenant violations through May 31, 2019.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of March 31, 2019, and changes during the three months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2018	20,140,731	$0.15
Granted	-	-
Canceled / Expired	(500,000)	0.76
Exercised	-	-

Outstanding, March 31, 2019	19,640,731	$0.13

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

The agreement is amended from time to time and wherein it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned GH Notes and Golisano LLC Notes; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $.76 per share (“MidCap Warrant 2”). The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap Warrant 2. The MidCap Warrant 2 expired, unexercised on February 6, 2019.

On April 22, 2019 subsequent to entering into the MidCap Seventeeth Amendmant as noted in note 6, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $.76 per share (the "MidCap Warrant 3”). The Company has reserved 500,000 shares of Company common stock for issuance under the MidCap Warrant 3. The MidCap Warrant 3, if exercisable, expires on April 22, 2021. (See also Subsequent Events in note 10).

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

Essex Warrants

In connection with the guarantee of a note payable issued in the Nutricap asset acquisition and capital lease obligations by Essex Capital Corporation (“Essex”) discussed, Essex was issued a warrant exercisable for an aggregate 1,428,571 shares of the Company’s common stock at a purchase price of $0.77 per share, exercisable at any time prior to the close of business on June 30, 2020. The number of shares issuable upon the exercise of the warrant is subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property. Essex subsequently assigned warrants for 350,649 shares to another company.

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ended December 31, 2018 does not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

On December 31, 2018, our adjusted EBIDTA yielded a negative calculation; therefore, the warrant will not increase in shares.

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

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants. JL Properties has transferred these rights to two individuals.

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

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-BBNC Mezz Utah, LLC (“JL”), we issued JL warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1. In connection with Golisano LLC’s acquisition of the note payable from JL on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of March 31, 2019, we have reserved 4,542,219 shares of our common stock for issuance under the Golisano Warrant.

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The July 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which will be amortized over the term of the July 2018 GH Note. $247 of the debt discount was amortized during the period ended March 31, 2019.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The November 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 4, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split up, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which will be amortized over the term of the November 2018 GH Note. $202 of the debt discount was amortized during for the period ended March 31, 2019.

Warrants Issued into Escrow

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 2019  (which has been extended to June 30, 2019 – see Subsequent Notes)  or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 2019  (which has been extended to June 30, 2019 – see Subsequent Notes) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019  (which has been extended to June 30, 2019 – see Subsequent Notes) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano February 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Promissory Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Promissory Note and any accrued and unpaid interest thereon as of January 28, 2019 2019  (which has been extended to June 30, 2019 – see Subsequent Notes) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Promissory Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 2019  (which has been extended to June 30, 2019 – see Subsequent Notes) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

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

Little Harbor Escrow Warrant

The Little Harbor July 2016 unsecured delayed draw promissory note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor July 2016 note and any accrued and unpaid interest thereon as of January 28, 2019 2019  (which has been extended to June 30, 2019 – see Subsequent Notes)  or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor July 2016 note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive income (loss) for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of March 31, 2019, we have estimated the total fair value of the derivative liabilities to be $4,994 as compared to $4,359 as of December 31, 2018. We had the following activity in our derivative liabilities account for the three months ended March 31, 2019:

Derivative liabilities as of December 31, 2018	$4,359
Reclassification of derivative liabilities	(628)
Loss on change in fair value of derivative liabilities	1,263

Derivative liabilities as of March 31, 2019	$4,994

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. As of March 31, 2019, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock were purchased by the Company for an aggregate repurchase price of less than $1.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2019, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum Advisory Services, LLC in accordance with the terms of the Equity in Exchange for Services Agreement that the parties entered into on December 27, 2017, wherein the Company received advertising services in exchange for the shares.

NOTE 10 – SUBSEQUENT EVENTS

Financing

MidCap Funding X Trust

On April 22, 2019, the Company and MidCap entered into Amendment No. 17 to Credit and Security Agreement and Limited Waiver (the "MidCap Seventeenth Amendment"). Pursuant to the MidCap Seventeenth Amendment, the existing Credit and Security Agreement was renewed between the parties and the Revolving Loan Commitment Amount (as defined in the MidCap Seventeenth Amendment) was increased from a total of $5,000to a total of $12,000. In addition, MidCap granted a waiver with respect to the Twinlab Companies' failure to satisfy Section 6.2 (Minimum Adjusted EBITDA) of the Credit Agreement because Twinlab Companies’ Adjusted EBITDA was less than $1,400 with respect to the measurement period from January 1, 2018 to December 31, 2018. The waiver is limited to the measurement period.

Subsequent to entering into the MidCap Seventeenth Amendment, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $.76 per share (the "MidCap Warrant 3”). The Company has reserved 500,000 shares of Company common stock for issuance under the MidCap Warrant 3. The MidCap Warrant 3, if exercisable, expires on April 22, 2021.

The MidCap Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of the assets of the Company.

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

Recent Developments

Changes in Officers and Board Member Changes

On March 27, 2019, Mr. Mark Bugge resigned from the Company’s board of directors. Mr. Bugge's decision to resign from the Company's board of directors did not involve any disagreement with the Company, management, or the board of directors.

On April 22, 2019, Ms. Carla Goffstein accepted the position as the Company’s Chief Financial Officer. Ms. Goffstein was previously Interim Chief Financial Officer and Senior Vice President, Finance since August 2018 and was previously Vice President, Finance from January 2018 when she joined the Company until August 2018. Prior to joining the Company, Ms. Goffstein was an independent consultant in the finance area with a focus on shared services processes, IT finance, cost savings and analysis, consumer brand strategy, portfolio analysis, logistics and distribution financial analysis, and overall general financial modeling and analysis from July 2015 until January 2018. Prior to that, Ms. Goffstein worked at Procter & Gamble from March 1998 until June 2015 in increasing positions of responsibility, serving most recently as the Associate Director of Finance for IT Solutions for Procter & Gamble’s Global Business Services unit, from August 2012 until June 2015. Ms. Goffstein holds a Bachelor of Science in Finance from Miami University in Oxford, Ohio.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2019, we had an accumulated deficit of $283,156. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $77,103 as of March 31, 2019.  We also have $73,358 of debt, net of discount, due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Net Sales

Our net sales increased $306, or 2%, to $19,971 for the three months ended March 31, 2019 from $19,665 for the three months ended March 31, 2018. This increase in our net sales is primarily due to the decrease in promotional allowances in 2019.

Gross Profit

Our gross profit decreased $1,819, or 45%, to $2,256 for the three months ended March 31, 2019 from $4,075 for the three months ended March 31, 2018.  The decrease in our gross profit is derived from shifts in the margin mix of sales, lower gross sales, and costs incurred from the write off and disposal of raw/packing materials at contract manufacturers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased $1,680, or 19%, to $7,042 for the three months ended March 31, 2019 from $8,722 for the three months ended March 31, 2018. The decrease in selling, general and administrative expenses for the three months ended March 31, 2019 is related to the Company’s 2018 rightsizing initiatives.

Interest Expense, Net

Our interest expense increased $605, or 29%, to $2,718 for the three months ended March 31, 2019 from $2,113 for the three months ended March 31, 2018, primarily due to the additional financing that was procured in the later half of 2018.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations.  During the three months ended March 31, 2019, we recorded a loss on change in derivative liabilities of $1,263. During the three months ended March 31, 2018, we recorded a gain on change in derivative liabilities of $1,818.

Liquidity and Capital Resources

At March 31, 2019, we had an accumulated deficit of $$283,156 primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $77,103 at March 31, 2019. Losses have been funded primarily through issuance of common stock, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2019, we had cash of $1,672. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $6,474 for the three months ended March 31, 2019. During the three months ended March 31, 2019, we incurred a net increase in borrowings on our senior credit facility of $1,983 to fund our operations and debt repayment of $63.

Our total liabilities increased by $5,310 to $120,437 at March 31, 2019 from $115,127 at December 31, 2018.  This increase in our total liabilities was primarily due to the increase of $898 in debt from amortization of debt discounts and the increase of $1,983 in borrowings from our senior credit facility. For discussion of our debt financings completed during the last three months ended March 31, 2019, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $6,474 for the three months ended March 31, 2019 as a result of our net loss of $8,784, a non-cash loss on change in derivative liabilities of $1,263, an increase of $1,054 in doubtful accounts receivable, other non-cash expenses totaling $460 net and a increasein net operating assets and liabilities of $467.  By comparison, for the three months ended March 31, 2018, net cash used in operating activities was $4,236 as a result of our net loss of $4,958, a non-cash gain on change in derivative liabilities of $1,818 as well as other non-cash expenses totaling $1,232 and an increase in net operating assets and liabilities of $1,308. See the Condensed Consolidated Statements of Cash Flows included in this Report for additional information.

Net cash provided by financing activities was $1,920 for the three months ended March 31, 2019, primarily consisting of an increase in borrowings of $1,983 under our revolving credit facility, and repayment of debt of $63.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in 2018 and the three months ended March 31, 2019 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements do not include the adoption of ASU 2014-09.  We will include the adoption of ASU 2014-09 in our annual reporting period ending December 31, 2019, and beginning in our interim reporting period for the three months ending March 31, 2020. We have reviewed this ASU and determined that it has no material impact to the Company's consolidated financial position or results of operations, but will impact the Company's disclosures.

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

As of March 31, 2019, we have total debt of $88,358, of which $83,175 is considered to be related-party debt.  For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

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

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 for year 1 to $76 for year 12. On November 30, 2016, we entered into a sublease agreement to sublease half of the 31, 000 square feet of office space. The sublease term commenced on February 1, 2017 and expires on June 30, 2022.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, in a manner that allows timely decisions regarding required disclosure.

During the fourth quarter of 2018 and into the first quarter of 2019, management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the third party logistics and fulfillment provider or 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards. The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

Changes in Internal Control over Financial Reporting

To remediate the material weaknesses described above, management implemented several initiatives, including but not limited to the following:

●

To address the material weakness related to Inventory Controls, the Company is designing and implementing controls around the receipt of inventory at the 3PL to ensure the quantities and descriptions of inventory movements are input accurately. The Company is looking to conduct monthly sampling of outgoing shipping documents and validate that the shipment date per the 3PL matches to the shipment date per the 3rd party freight carrier’s documents to corroborate the 3PL’s shipping records and avoid placing inadvertent reliance on the 3PL’s shipping records. Additionally, the Company will reconcile inventory per the general ledger to the 3PL records on a regular basis to ensure inventory is recorded completely and accurately. Management plans to observe the annual physical inventory count performed by the 3PL to ensure the existence of inventory and that the inventory value is not misstated. Also, the Company will consider observing random cycle counts performed throughout the year. The Company is also working to obtain and review the SSAE 18 SOC 1 report issued by the software company which the 3PL uses as its inventory management software. These controls and documentation will also be considered as part of the ongoing improvement plan of the Company’s enterprise resource system.

●	To address the material weakness related to appropriate staffing, the Company is looking to hire, train and retain the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the work load on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

●	The Company has engaged and worked throughout the year with our independent Sarbanes Oxley Act consultant to help improve the overall testing of our system of internal control over financial reporting. We promptly identified and refined controls subsequent to the year-end and prior to the filing date of the report on Form 10-K. Specifically, we were able to:
○	Refine our key controls and compensating control procedures to properly address inventory reporting risks.
○	Implement periodic control validation and testing to ensure controls continue to operate consistently and as designed.
○

Hire, assign and train staffing within the accounting department to be responsible for managing the day-to-day responsibilities of maintaining appropriate evidence of operating effectiveness of key controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2019, there were no legal proceedings that could have a material impact on the Company’s finances.

Item 1A.       Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 16, 2019.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 6.           Exhibits.

Exhibit Number	Exhibit Description

10.199

Amendment No. 17 to Credit and Security Agreement, dated as of April 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding IV Trust.**

10.200	Warrant dated April 22, 2019, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding IV Trust**
10.201	Employment Agreement between Twinlab Consolidated Holdings, Inc. and Carla Goffstein, dated April 22, 2019. **
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CA	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label.

101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Anthony Zolezzi
Anthony Zolezzi
Chief Executive Officer and President

Date: May 15, 2019	By:	/s/ Carla Goffstein
Carla Goffstein
Chief Financial Officer