Form 10-Q
period 2019-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2019-11-18
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock, $0.001 par value, outstanding on November 18, 2019 was 255,643,828 shares.

FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$2,085	$6,227
Accounts receivable, net of allowance of $5,912 and $2,651, respectively	8,111	8,566
Inventories, net	7,250	7,945
Prepaid expenses and other current assets	5,172	6,560
Total current assets	22,618	29,298

Property and equipment, net	558	1,117
Intangible assets, net	20,171	21,308
Goodwill	17,797	17,797
Other assets	1,914	1,720

Total assets	$63,058	$71,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$8,335	$8,081
Accrued expenses and other current liabilities	18,959	15,824
Derivative liabilities	3,257	4,359
Notes payable and current portion of long-term debt, net of discount of $1,835 and $3,797, respectively	91,105	70,539
Total current liabilities	121,656	98,803

Long-term liabilities:
Deferred gain on sale of assets	1,203	1,324
Long-term debt, net of current portion	-	15,000
Total long-term liabilities	1,203	16,324

Total liabilities	122,859	115,127

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 390,449,879 shares issued	390	390
Additional paid-in capital	231,253	230,625
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(290,914)	(274,372)
Total stockholders’ deficit	(59,801)	(43,887)

Total liabilities and stockholders' deficit	$63,058	$71,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$19,851	$14,933	$57,558	$56,259
Cost of sales	18,188	13,726	48,227	46,095

Gross profit	1,663	1,207	9,331	10,164

Operating costs and expenses:
Selling, general and adminisrative expenses	5,498	5,231	18,345	20,789

Loss from operations	(3,835)	(4,024)	(9,014)	(10,625)

Other income (expense):
Interest expense, net	(2,154)	(2,405)	(7,580)	(6,856)
Gain (loss) on change in derivative liabilities	2,789	(2,269)	474	(1,881)
Other expense	(16)	(15)	(36)	(48)
Loss on disposition of property and equipment	-	-	(386)	-

Total other income (expense)	619	(4,689)	(7,528)	(8,785)

Loss before income taxes	(3,216)	(8,713)	(16,542)	(19,410)

Provision for income taxes	-	-	-	-

Total net loss	$(3,216)	$(8,713)	$(16,542)	$(19,410)

Weighted average number of common shares outstanding - basic	255,643,828	254,441,733	255,643,828	254,286,055
Net loss per common share - basic	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - diluted	266,746,810	254,441,733	266,746,810	254,286,055
Net loss per common share - diluted (See Note 1)	$(0.02)	$(0.03)	$(0.06)	$(0.08)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2017	388,081,117	$388	$226,884	$(30)	134,806,051	$(500)	$(253,963)	$(27,221)
Stock-based compensation	-	-	118	-	-	-	-	118
Net loss	-	-	-	-	-	-	(4,958)	(4,958)
Balance, March 31, 2018	388,081,117	388	227,002	(30)	134,806,051	(500)	(258,921)	(32,061)
Issuance of common shares for prepaid services	4,166,667	4	1,000	-	-	-	-	1,004
Surrender and cancellation of common shares	(3,000,000)	(3)	-	-	-	-	-	(3)
Stock-based compensation	-	-	54	-	-	-	-	54
Net loss	-	-	-	-	-	-	(5,739)	(5,739)
Balance, June 30, 2018	389,247,784	389	228,056	(30)	134,806,051	(500)	(264,660)	(36,745)
Issuance of warrants with debt	-	-	1,481	-	-	-	-	1,481
Stock-based compensation	-	-	34	-	-	-	-	34
Net loss	-	-	-	-	-	-	(8,713)	(8,713)
Balance, September 30, 2018	389,247,784	$389	$229,571	$(30)	134,806,051	$(500)	$(273,373)	$(43,943)

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	390	231,253	(30)	134,806,051	(500)	(283,156)	(52,043)

Net loss	-	-	-	-	-	-	(4,542)	(4,542)
Balance, June 30, 2019	390,449,879	390	231,253	(30)	134,806,051	(500)	(287,698)	(56,585)

Net loss	-	-	-	-	-	-	(3,216)	(3,216)
Balance, September 30, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(290,914)	$(59,801)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,542)	$(19,410)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,330	2,001
Amortization of debt discount	1,962	1,683
Issuance of common stock for services	-	352
Stock-based compensation	-	207
Recovery for provision for obsolete inventories	(83)	(94)
Provision for losses on accounts receivable	2,700	178
Loss (gain) on change in derivative liability	(474)	1,881
Loss on disposal of property and equipment	386	-
Other non-cash items	(122)	(121)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,245)	(2,834)
Inventories	779	8,653
Prepaid expenses and other current assets	1,391	(1,519)
Other assets	(194)	42
Accounts payable	255	1,543
Accrued expenses and other current liabilities	3,135	2,046

Net cash used in operating activities	(7,722)	(5,392)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(58)

Cash flows from financing activities:
Proceeds from the issuance of debt	-	9,000
Repayment of debt	(955)	(1,207)
Net borrowings from (payments on) revolving credit facility	4,555	(3,074)

Net cash provided by financing activities	3,600	4,719

Net decrease in cash	(4,142)	(731)
Cash at the beginning of the period	6,227	1,350

Cash at the end of the period	$2,085	$619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$938	$996

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid expenses	$-	$648
Reduction of common stock and increase in additional paid-in capital for surrender of common stock	$-	$3
Issuance of warrants for debt discount and additional paid-in capital	$-	$1,481
Reclassification of derivative liabilities	$628	$-

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Total	Level 1	Level 2	Level 3
September 30, 2019:
Derivative liabilities	$3,257	-	-	$3,257

December 31, 2018:
Derivative liabilities	$4,359	-	-	$4,359

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2019, total allowances amounted to $5,912, of which $4,132 was related to doubtful accounts receivable. As of December 31, 2018, total allowances amounted to $2,651, of which $1,954 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutrition brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of September 30, 2019 and December 31, 2018 was $4,346.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $54 and $40 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, we recorded amortization of $122 and $121, respectively. As of September 30, 2019, and December 31, 2018, unamortized deferred gain on sale of assets was $1,203 and $1,324, respectively. The remaining deferred gain will be recognized in the fourth quarter of 2019, as the lease was terminated when the landlord sold the property.

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

 The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended Septemer 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,216)	$(8,713)	$(16,542)	$(19,410)
Effect of dilutive securities on net loss: Common stock warrants	(2,789)	-	(474)	-

Total net loss for purpose of calculating diluted net loss per common share	$(6,005)	$(8,713)	$(17,016)	$(19,410)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	255,643,828	254,441,733	255,643,828	254,286,055
Weighted-average effect of dilutive securities: Common stock warrants	11,102,982	-	11,102,782	-

Total shares for purpose of calculating diluted net loss per common share	266,746,810	254,441,733	266,746,610	254,286,055

Net loss per common share:
Basic	$(0.01)	$(0.03)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.08)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 33% and 30% of total sales for the three months ended September 30, 2019 and 2018, respectively, and 34% and 25% of total sales for the nine months ended September 30, 2019 and 2018. Sales to one of those customers were approximately 13% and 15% of total sales for the three months ended September 30, 2019 and 2018, respectively, and 13% and 14% of total sales for the nine months ended September 30, 2019 and 2018, respectively. Accounts receivable from the top three customers were approximately 74% and 22% of total accounts receivable as of September 30, 2019 and December 31, 2018, respectively. Accounts receivable from these top three customers made up 36%, 21% and 17% of the outstanding amount as of September 30, 2019 and 5%, 14%, and 6%, respectively, as of December 31, 2018 . The single customer representing 21% and 14% of total accounts receivable as of September 30, 2019 and December 31, 2018, respectively, is a related party through a director who sits on both the Company’s board and that of the customer.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of September 30, 2019, we had an accumulated deficit of $290,914. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $99,038 as of September 30, 2019.  We also have $91,105 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers.  We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets or seeking financing through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing agreements.

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	September 30, 2019	December 31, 2018

Raw materials	$1,586	$4,346
Finished goods	7,978	5,997
	9,564	10,343
Reserve for obsolete inventory	(2,314)	(2,398)

	$7,250	$7,945

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2019	December 31, 2018

Machinery and equipment	$36	$1,367
Computers and other	88	7,540
Aquifer	482	482
Leasehold improvements	-	1,553
	606	10,942
Accumulated depreciation and amortization	(48)	(9,825)

	$558	$1,117

Depreciation and amortization expense totaled $4 and $201 for the three months ended September 30, 2019 and 2018, respectively, and totaled $193 and $625 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30, 2019	December 31, 2018

Trademarks	$8,915	$8,915
Indefinite-lived intangible assets	4,346	4,346
Customer relationships	19,110	19,110
Other	753	753
	33,124	33,124
Accumulated amortization	(12,953)	(11,816)

	$20,171	$21,308

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $379 and $459 for the three months ended September 30, 2019, and 2018, respectively, and was $1,137 and $1,376 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	September 30,	December 31,
	2019	2018
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $518 and $1,056 at September 30, 2019 and December 31, 2018 respectively	4,482	3,944
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $646 and $1,088 at September 30, 2019 and December 31, 2018 respectively	3,354	2,912
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $233 and $678 as of September 30, 2019 and December 31 2018, respectively	7,767	7,322
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $416 and $915 as of September 30, 2019 and December 31 2018, respectively	4,583	4,085
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $22 and $60 as of September 30, 2019 and December 31 2018, respectively	1,978	1,940
Macatawa Bank	15,000	15,000
Total related party debt	84,238	82,277

Senior Credit Facility with Midcap	4,555	-

Other Debt:
April 2016 note payable to JL-Utah Sub, LLC	-	62
Huntington Holdings, LLC	2,312	3,200
Total other debt	2,312	3,262

Total debt	91,105	85,539
Less current portion	(91,105)	(70,539)

Long-term debt	$-	$15,000

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the Company’s obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7). This note is unsecured and was to mature on January 28, 2019; however, on January 23, 2019, the Company and Little Harbor entered into Amendment No. 1 to the Little Harbor Delayed Draw Note, as amended and restated, which extended the maturity of this note to June 30, 2019; then on July 8, 2019, the Company and Little Harbor entered into Amendment No. 2 to the Little Harbor Delayed Draw Note, as amended and restated, which has an effective date of June 30, 2019 and extends the maturity of this note from June 30, 2019 to October 22, 2021.

Little Harbor has delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor, through November 30, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019; however, on January 23, 2019, the Company and GH entered into Amendment No. 7 to the January 2016 GH Note, as amended and restated, which extended the maturity to June 30, 2019, then on July 8, 2019, the Company and GH entered into Amendment No. 8 to the January 2016 GH Note, as amended and restated, which has an effective date of June 30, 2019 and extended the maturity of this note to October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was to mature on March 21, 2019; however, on January 23, 2019, the Company and GH entered into Amendment No. 6 to the March 2016 GH Note, which extended the maturity of this note to June 30, 2019, then on July 8, 2019, the Company and GH entered into Amendment No. 7 to the March 2016 GH Note, which has an effective date of June 30, 2019 and extends the maturity of this note from June 30, 2019 to October 22, 2021.

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

GH has delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through November 30, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Golisano Holdings LLC.

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”) acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano Warrants formerly Penta Warrants in Note 7). On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. On July 8, 2019, the Company and GH entered into Amendment No. 1 to the November 2014 GH Note, which has an effective date of June 30, 2019 and extends the maturity of this note from November 5, 2020 to October 22, 2021.

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

Golisano LLC has delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the aforementioned notes held by Golisano LLC through November 30, 2019 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 3.08% as of September 30, 2019). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP has entered into a limited guaranty, dated as of December 4, 2018, in favor of Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest.

Senior Credit Facility

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) pursuant to a credit and security agreement, based on our accounts receivable and inventory, which could be increased to up to $20,000 upon satisfaction of certain conditions, with MidCap. MidCap subsequently assigned the agreement to an affiliate, Midcap Funding X Trust.

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 7.13% per annum as of September 30, 2019. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owing on the Senior Credit Facility was $4,555 as of September 30, 2019.

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

On June 7, 2019, the Company and Huntington entered into the Amendment No. 1 to the Huntington Note, with an effective date of June 2, 2019, relating to an original principal amount of $3,210 to amend that Huntington Note, dated June 2, 2017. Amendment No. 1 to the Huntington Note extended the maturity date of the note from June 2, 2019 to September 3, 2019. The Company is in default on this note but is in discussions with Huntington to cure the default. The balance owing on the unsecured Huntington Note was $2,312 as of September 30, 2019.

 Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of September 30, 2019, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,555 as of September 30, 2019.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of September 30, 2019, and changes during the nine months then ended:

		Weighted
	Shares	Average
	Underlying Warrants	Exercise Price

Outstanding, December 31, 2018	20,140,731	$0.15
Granted	500,000	0.76
Canceled / Expired	(500,000)	0.76
Exercised	-	-

Outstanding, September 30, 2019	20,140,731	$0.15

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

The line of credit agreement has been amended from time to time and when it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned GH notes and Golisano LLC notes; on February 6, 2018, MidCap agreed to consent to the transactions contemplated in exchange for a warrant to MidCap exercisable for up to 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (“MidCap Warrant 2”). The Company has reserved 500,000 shares of the Company’s common stock for issuance under MidCap Warrant 2. The MidCap Warrant 2 expired, unexercised on February 6, 2019.

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

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals.

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ended December 31, 2018 did not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

On December 31, 2018, our adjusted EBIDTA yielded a negative calculation; therefore, the warrant will not increase in number of shares of common stock.

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

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-US, we issued JL-US warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL-US a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL-US certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1.00. In connection with Golisano LLC’s acquisition of the note payable from JL-US on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.00. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of September 30, 2019, we have reserved 4,542,219 shares of our common stock for issuance under the Golisano Warrant.

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The July 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which will be amortized over the term of the July 2018 GH Note. $518 of the debt discount was amortized during the nine months ended September 30, 2019.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The November 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 4, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which will be amortized over the term of the November 2018 GH Note. $646 of the debt discount was amortized during the nine months ended September 30, 2019.

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

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 30, 2019, (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 30, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano February 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 30, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

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

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of September 30, 2019, we have estimated the total fair value of the derivative liabilities to be $3,257 as compared to $4,359 as of December 31, 2018. We had the following activity in our derivative liabilities account for the nine months ended September 30, 2019:

Derivative liabilities as of December 31, 2018	$4,359
Reclassification of derivative liabilities	(628)
Gain on change in fair value of derivative liabilities	(474)

Derivative liabilities as of September 30, 2019	$3,257

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. As of September 30, 2019, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock were purchased by the Company for an aggregate repurchase price of less than $1.00.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2019, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Equity in Exchange for Services

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum Advisory Services, LLC in accordance with the terms of the Equity in Exchange for Services Agreement that the parties entered into on December 27, 2017, wherein the Company received advertising services in exchange for the shares.

NOTE 10 – SUBSEQUENT EVENTS

Elimination of Named Executive Officer Position; Resignations and Appointments of Principal Executive Officer and Principal Financial Officer Positions

On October 3, 2019, Ms. Carla Goffstein resigned from her positions as Chief Financial Officer and Interim Chief Executive Officer, effective immediately.

On October 8, 2019, the Board of Directors appointed Kyle Casey as interim Chief Financial Officer, effective October 8, 2019.

Change in Liability

On October 4, 2019, the Company was released from its lease and any obligations or liabilities thereunder for the Utah property the Company previously utilized as a manufacturing facility when the landlord completed the sale of the property. This will result in annual savings to the Company of approximately $789.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except share and per share amounts and number of employees)

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers.

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

Recent Developments

Elimination of Named Executive Officer Position; Resignations and Appointments of Principal Executive Officer and Principal Financial Officer Positions

On August 6, 2019, the Company eliminated the position of chief science officer, a position held by Gregory Grochoski, who was a named executive officer of the Company.

On August 12, 2019 Anthony Zolezzi resigned from his position as Chief Executive Officer effective immediately and Carla Goffstein was named as Interim Chief Executive Officer effective immediately. Mr. Zolezzi continues to serve as a member of the Board of Directors.

On October 3, 2019, Ms. Carla Goffstein resigned from her positions as Chief Financial Officer and Interim Chief Executive Officer, effective immediately.

On October 8, 2019, the Board of Directors appointed Kyle Casey as interim Chief Financial Officer, effective October 8, 2019.

Changes in Third-Party Logistics and Fulfillment Provider (“3PL”)

We have selected an additional 3PL distribution provider to handle our warehouse and distribution needs and some inventories have been moved to this 3PL.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of September 30, 2019, we had an accumulated deficit of $290,914. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $99,038 as of September 30, 2019.  We also have $91,105 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

It is possible that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets or seeking financing through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing agreements.

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

Results of Operations

Net Sales

Our net sales increased $4,918, or 33%, to $19,851 for the three months ended September 30, 2019 from $14,933 for the three months ended September 30, 2018. On a year-to-date basis, our net sales increased $1,299, or 2%, to $57,558 for the nine months ended September 30, 2019 from $56,259 for the nine months ended September 30, 2018. This increase in our net sales is primarily due to out-of-stock issues being reduced in the later part of 2019.

Gross Profit

Our gross profit increased $456, or 38%, to $1,663 for the three months ended September 30, 2019 from $1,207 for the three months ended September 30, 2018.  On a year-to-date basis, our gross profit decreased $833, or 8%, to $9,331 for the nine months ended September 30, 2019 from $10,164 for the nine months ended September 30, 2018. The nine month decrease in our gross profit is derived from shifts in the margin mix of sales and higher gross sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased $267, or 5%, to $5,498 for the three months ended September 30, 2019 from $5,231 for the three months ended September 30, 2018. On a year-to-date basis, our selling, general and administrative expenses decreased $2,444, or approximately 12%, to $18,345 for the nine months ended September 30, 2019 from $20,789 for the nine months ended September 30, 2018. The decrease in selling, general and administrative expenses for the nine months period ended September 30, 2019 is related to the Company’s 2019 rightsizing initiatives.

Interest Expense, Net

Our interest expense decreased $251, or 10%, to $2,154 for the three months ended September 30, 2019 from $2,405 for the three months ended September 30, 2018. On a year-to-date basis, our interest expense increased by $724, or 11%, to $7,580 for the nine months ended September 30, 2019 from $6,856 for the nine months ended September 30, 2018. The decrease in the three month period ended September 30, 2019 is primarily due to debt reductions in 2019 compared to increased debt in the third quarter of 2018. The increase in the nine month period ended September 30, 2019 is primarily due to the additional financing that was procured in 2019 and the second half of 2018.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations.  During the three months and nine months ended September 30, 2019, we reported a gain on change in derivative liabilities of $2,789 and $474, respectively. During the three and nine months ended September 30, 2018, we reported a loss on change in derivative liabilities of $2,269 and $1,881, respectively.

Liquidity and Capital Resources

At September 30, 2019, we had an accumulated deficit of $290,914 primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $99,038 at September 30, 2019. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of September 30, 2019, we had cash of $2,085. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $7,722 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we incurred a net increase in borrowings on our senior credit facility of $4,555 to fund our operations and debt repayment of $955.

Our total liabilities increased by $7,732 to $122,859 at September 30, 2019 from $115,127 at December 31, 2018.  This increase in our total liabilities was primarily due to the increase of $1,962 in debt from amortization of debt discounts and the increase of $4,555 in borrowings from our senior credit facility. For discussion of our debt financings completed during the last three months ended September 30, 2019, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $7,722 for the nine months ended September 30, 2019 as a result of our net loss of $16,542, a provision for losses on accounts receivable of $2,700 in doubtful accounts receivable, a non-cash gain on change in derivative liabilities of $474, a loss on disposal of property and equipment of $386, other non-cash expenses totaling $3,087 net and an increase in net operating assets and liabilities of $3,121.  By comparison, for the nine months ended September 30, 2018, net cash used in operating activities was $5,392 as a result of our net loss of $19,410, a non-cash loss on change in derivative liabilities of $1,881 as well as other non-cash expenses totaling $4,206 and an increase in net operating assets and liabilities of $7,931. See the Condensed Consolidated Statements of Cash Flows included in this report for additional information.

Net cash provided by financing activities was $3,600 for the nine months ended September 30, 2019, consisting of an increase in borrowings of $4,555 under our revolving credit facility, and repayment of debt of $955.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in 2018 and the nine months ended September 30, 2019 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Effective February 6, 2013, we entered into an operating lease agreement for approximately 170,000 square feet of manufacturing, research and development, warehousing and shipping space, which includes roughly 30,000 square feet of office space, in American Fork, Utah. The agreement was scheduled to expire in February 2028 and had a monthly base rent of $60, provided that commencing on the five-year anniversary date thereafter, the base rent was to be increased by 10% over the base rent for the preceding five-year period. On October 4, 2019, the Company was released from its lease liability and any obligations or liabilities thereunder for this property when the landlord completed the sale of the property.

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

As of September 30, 2019, we have total debt of $91,105, of which $84,238 is considered to be related-party debt.  For discussion of our debt financings, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this Report.

Off-Balance Sheet Arrangements

None.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and interim chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and interim chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

To remediate the material weaknesses described above, management implemented several initiatives, including but not limited to the following:

●

To address the material weakness related to Inventory Controls, the Company is designing and implementing controls around the receipt of inventory at the 3PL to ensure the quantities and descriptions of inventory movements are input accurately. The Company is looking to conduct monthly sampling of outgoing shipping documents and validate that the shipment date per the 3PL matches to the shipment date per the 3rd party freight carrier’s documents to corroborate the 3PL’s shipping records and avoid placing inadvertent reliance on the 3PL’s shipping records. Additionally, the Company will reconcile inventory per the general ledger to the 3PL records on a regular basis to ensure inventory is recorded completely and accurately. Management plans to observe the annual physical inventory count performed by the 3PL to ensure the existence of inventory and that the inventory value is not misstated. Also, the Company will consider observing random cycle counts performed throughout the year. The Company is also working to obtain and review the SSAE 18 SOC 1 report issued by the software company which the 3PL uses as its inventory management software. As part of the ongoing improvement plan of the Company’s enterprise resource system, the Company has been making various updates to systems and training personnel for a Q4 roll out.

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

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of September 30, 2019, there were no legal proceedings that could have a material impact on the Company’s finances.

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

Item 3.       Defaults Upon Senior Securities.

As of September 30, 2019, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,555 as of September 20, 2019.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 18, 2019	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

31