Form 10-K
period 2019-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2020-05-29
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2019 was $34,526,380 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on May 29, 2020 was 392,057,164 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need to continue as a going concern;

•	volatile conditions in the capital, credit and commodities markets and in the overall economy;

•	public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results;

•	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

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

•	material product liability claims and product recalls;

•	our inability to obtain or renew insurance, or to manage insurance costs;

•	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

•	difficulty entering new international markets;

•	legal proceedings initiated by regulators in the U.S. or abroad;

•	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into our business;

•	loss of certain third-party suppliers;

•	the availability and pricing of raw materials;

•	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

•	increased competition and failure to compete effectively;

•	our inability to respond to changing consumer preferences;

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, weather, sabotage, terrorism, bioterrorism, civil unrest or disruption of delivery service;

•	work stoppages at our facilities or any supplier;

•	increased raw material, utility and fuel costs;

•	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian Dollar and the Chinese Renminbi;

•	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

•	our failure to maintain and/or upgrade our information technology systems;

•	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

•	our failure to maintain effective controls over financial reporting;

•	other factors disclosed in this Report; and

•	other factors beyond our control.

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

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly owned subsidiary of TCH. Our operational focus redirected to TCC, which through its operating subsidiaries developed, manufactured and marketed high-quality, science-based nutritional supplements, as well as to our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which in combination with the TCC operating businesses acquired in the Merger form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. ("NutraScience") on February 6, 2015, and the second was completed on October 5, 2015 with the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories. In 2018, the Company introduced and developed new brands to bring natural health to the forefront; specifically, REAAL™ a line of products based on a patented blend of essential amino acids that have been studied in over 25 clinical and medical settings to help maintain lean muscle. Also, in December 2018 Twinlab announced it would be launching another new brand, Phytocab™, a legal cannabidiol (“CBD”) based product. This brand integrates well accepted dietary ingredients into hemp-derived full spectrum phytocannabinoids, which provide for overall health and wellbeing. The addition of innovated new brands and concepts is what ties together the TCC family of brands.

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to affect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the "H&W Industry"). Since TCC's formation we have executed on this strategy to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

In August 2014, TCC acquired Idea Sphere Inc., a Michigan corporation ("Idea Sphere"), and its subsidiaries. Also in August 2014, the name of Idea Sphere was changed to Twinlab Holdings, Inc. (“THI”), which is a holding company that owns and operates Twinlab Corporation, Inc., a marketer of high-quality, science-based nutritional supplements under a number of brand names.

THI was incorporated on April 10, 2001. In November 2005, THI completed the acquisition of Metabolife International, Inc. and its subsidiary Alpine Health Products, LLC. Through this acquisition, THI expanded its presence in the diet and energy category. In September 2006, THI acquired the assets of Cole Water Company, LLC ("Cole Water"), which owned an aquifer with a recharging spring of naturally calcium-enriched water. This transaction included the acquisition of real property at 51 Strawtown Pike, Peru, Indiana that holds the natural aquifer as well as a bottling facility. Cole Water has marketed calcium-enriched water under a number of brand names. In December 2013, THI discontinued operations of its water products line. The facility was later sold in March 2020.

In November 2013, THI acquired certain assets of PatentHealth LLC, primarily the Trigosamine® brand, out of receivership, expanding THI's brand footprint to include the fast-growing joint support category in the mass market and drugstore channels.

We maintain our principal executive offices at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida. TCC's wholly owned subsidiaries are THI, NutraScience, NutraScience Labs IP Corporation, and Organic Holdings. THI's wholly owned subsidiaries are Twinlab Corporation (sometimes referred to herein as "Twinlab"), which markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. ("ISI"), which holds title to the intellectual property used in the manufacturing and marketing activities of Twinlab Corporation. Organic Holdings' wholly owned operating subsidiaries are CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C., and Innovita Specialty Distribution LLC.

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

We develop, market and distribute our branded products, particularly the Twinlab®, Alvita® and Metabolife® brands. We market our branded products through a combination of our own sales force and independent brokers dedicated to the HNF channel. We continue to seek out partners that have strong customer relationships, reach into our target channels and have acted to realign our independent broker network to gain market share. We believe the key to the strength of our brands and market position is innovation, as we seek to be a market leader in the development of new and innovative products. We believe that we benefit from greater customer and product diversification than many of our competitors due to our research and development, manufacturing and sales and marketing capabilities.

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

Industry

We believe that the vitamin, minerals, and supplements market (the “VMS Market”) reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements (iii) the growth of the wellness conscious millennial population, combined with the aging of the "Baby Boom" and Gen X generations making a mindful choice to purchase more nutritional supplements and natural foods.

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

Sales, Marketing and Promotion

Our marketing and sales efforts are directed to promote demand for our products by educating retailers, who in turn educate their customers, on the quality and attributes of our natural nutritional supplements and other products. Our branded products are sold globally, and our primary market is the United States where our key sales channel is HNF. We believe that our products are attractive to HNF retailers due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and efficacy of our products and the availability of service, sales support and educational materials. We have developed numerous Internet sites (including www.alvita.com, www.metabolife.com, www.reserveage.com, www.resvitale.com, and www.twinlab.com) that provide information about our branded lines and the various products within each brand. We have included our Internet sites here and elsewhere only as an inactive textual reference. The information contained on our Internet sites are not incorporated by reference into this Report.

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

Social Media - Instagram and Facebook are mainstays for our digital strategy, with exploration into “Live” video options offered by each platform, allowing us to deepen our connection with our consumers.

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

Significant Customers

Sales to our top three customers aggregated to approximately 32% and 26% of total consolidated sales in 2019 and 2018, respectively. Sales to one of those customers were approximately 11% and 12% of total sales in 2019 and 2018, respectively. Accounts receivable from these customers were approximately 33% and 22% of total accounts receivable as of December 31, 2019 and 2018, respectively. An additional single customer represented 38% and 14% of total accounts receivable as of December 31, 2019 and 2018, respectively.

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

In 2018, we transitioned out of manufacturing in the Company’s Utah manufacturing facility and leveraged the supply chain of the Company’s successful subsidiary, NutraScience Labs., and third-party logistics providers. This allows us to utilize exclusive technologies and processes that contribute to product innovation, while still providing the high-quality products our customers know us for.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers, are good. Our top two suppliers accounted for 28% of our purchases for the year ended December 31, 2019. Whenever possible we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

California Proposition 65 (“Prop 65”) is particularly impactful and imposing among state regulations. Its impact on product formulations, testing, and labeling are extensive and significant. Because of national brand distribution, the impact of Prop 65 is far reaching. TCC has several Prop 65 consent agreements that afford compliance protections.

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

Mass Market

Metabolife® is our primary focus in the mass market retail channel. It is possible that as an increasing number of companies (or brands) sell nutritional supplement products and other natural products in the mass market channels, such as Pharmavite (Nature Made), KKR & Co. L.P. (Nature's Bounty), Reckitt Benckiser Group (Schiff), Hain Celestial and Church & Dwight, our mass market brands will be negatively impacted. In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market channel, including Pfizer (Centrum) and Bayer (One-A-Day).

Performance

The performance channel is primarily made up of independent retailers that focus their product mix on performance products, as well as gyms, health clubs and other health and fitness locations that house small stores to cater to the needs of their clients. There is also a small vibrant market serviced by bicycle shops and other specialty sports equipment retailers, and even larger sporting goods stores, like Dick’s Sporting Goods, which are testing sports nutrition products in their stores. The retail performance channel is supplied by a specialty distributor that focuses exclusively on this channel. In recent years the performance channel has become dominated by several online retailers (www.allstarhealth.com, www.bodybuilding.com, www.dpsnutrition.com, www.muscleandstrength.com, www.netrition.com, and www.supplementwarehouse.com) that have the advantage of broad selection and aggressive pricing.

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

Employees

As of May 29, 2020, we had 51 full-time employees and 4 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Market and Channel Risks

Adverse economic conditions may harm our business.

Inflation or other changes in economic conditions, including the economic impact of COVID-19 and restrictions/limitations on the types of businesses that may operate and the adoption of “shelter-in-place” rules, that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and results of operations.

Currently, one of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●

reduced economic activity severely impacts our customers' businesses, financial condition and liquidity and may cause customers to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in income;

●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements;
●	weaker economic conditions could cause us to recognize impairment in the value of our tangible or intangible assets.
●	reduced demand for our products as a result of decreased sales; and
●	delays or an inability to fill orders due to disruptions in the supply chain or impacting the distribution or shipment of products.

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and/or restrictions on types of business that may continue to operate. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or be reinstated. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our customers and business partners operate. In addition, in response to an executive order issued by the Governor of Florida, the majority of our employees based at our headquarters are currently working remotely. The effects of the executive order, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption;

●	a complete or partial closure of, or other operational issues at our third-party logistics provider (“3PL”) resulting from government action;
●

the reduced economic activity severely impacts our customers' businesses, financial condition and liquidity and may cause one or more of our customers to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

●	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and lead to reduced demand for our products and a decrease in sales;
●

difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our customers' ability to fund their business operations and meet their obligations to us;

●

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility;

●

while we intend to pursue the forgiveness of the PPP loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP loans will be obtained;

●	any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
●

a deterioration in our or our customers' ability to operate in affected areas or delays in the supply of products or services to us or our customers from vendors that are needed for our or our customers’ efficient operations could adversely affect our operations and those of our customers.

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our customers of their stores could reduce our cash flows.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences, the impact of COVID-19 and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

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

We may be affected adversely by future increases to utility and fuel costs.

Future increases in fuel costs may affect our results of operations adversely in that consumer traffic to health and natural food stores may be reduced and the costs of our sales may increase as we incur higher fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to health and natural food stores. Also, increases in oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from future increases in fuel prices.

Business Strategy and Operational Risks

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees of the company and its subsidiaries include Daniel DiPofi as the Chief Executive Officer, Kyle Casey as the Chief Financial Officer, and Vincent Tricario as the Vice President of Contract Manufacturing. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing (on acceptable terms or at all) for or otherwise consummate any future acquisitions, including those described above, or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

Because we depend on outside suppliers with whom we may not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.

We acquire all our raw materials for the manufacture of our products from third-party suppliers. Currently, we rely on third-party co-packers for our products; our reliance on them has increased as the result of winding down our Utah manufacturing facility in 2018. We have selective agreements for the continued supply of materials and products. Several of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. In certain situations, we may be required to alter our products or substitute different materials from different alternative sources. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

●	burdensome tariffs,
●	weather,
●	crop conditions,
●	transportation interruptions,
●	strikes by supplier employees, and
●	natural disasters, pandemics or other catastrophic events.

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

To the extent that we currently rely on third-party manufactures, now and in the future, we are dependent upon the uninterrupted and efficient operation of those third-party facilities, which may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural disasters, pandemic outbreaks or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.

We are dependent upon the uninterrupted and efficient operation of our third-party manufacturing partners. Those operations may experience power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural disasters, pandemic outbreaks or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2019, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

We may need additional capital in the future to finance our operations and to execute our business strategy, which we may not be able to raise, or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations beyond the next twelve months. We believe that cash flows from operations and other committed sources of additional liquidity will be sufficient to fund our operations in the ordinary course of business through May 2021. However, if we experience extraordinary expenses or other events beyond our control, we will need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. The economic impact of COVID-19 could make it more difficult or challenging to obtain additional financing or adversely affect the favorability of the terms of any available financing. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

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

We were an "emerging growth company" under the JOBS Act of 2012 through December 31, 2019 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies made our common stock less attractive to investors.

We were an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") through December 31, 2019, and we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We had elected to adopt these reduced disclosure requirements. We cannot predict if investors found our common stock less attractive because we relied on these exemptions. If some investors found our common stock less attractive as a result, there may have been a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We chose to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements for the year ending December 31, 2019 may not be comparable to those of companies that comply with public company effective dates.

We ceased being an emerging growth company on December 31, 2019 but we qualify as a smaller reporting company that can also take advantage of certain exemptions or scaled down disclosure compared to large public companies. We cannot predict if investors will find our common stock to be less attractive because we are a smaller reporting company and we rely on these applicable exemptions and scaled-down disclosure.

Our status as an emerging growth company ceased as of January 1, 2020.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a "going concern."

We incurred negative cash flows from operating activities and recurring net operating losses in fiscal year 2019.  We had negative working capital at the end of fiscal year 2019 and 2018.  As of December 31, 2019, and 2018, our accumulated deficit was $318,873 and $274,372, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business.  Our independent registered public accounting firm has issued its report dated May 29, 2020, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Our controls and procedures may not timely institute proper controls, or compensating controls when necessary or our controls may fail, which may result in a material adverse effect on our business, financial condition and results of operations.

During the fourth quarter of 2019, management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider ("3PL"), whom the Company engaged to replace the prior 3PL. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards ("SSAE18"). The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to execute the Sarbanes Oxley documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

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

Management and our audit committee will continue to monitor the effectiveness of our internal controls and procedures. The Company will look to hire a firm to review, implement and audit its internal controls during 2020. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals, and these two individuals can elect all directors (except for one director that may be appointed by a lender pursuant to a loan agreement) who in turn elect all officers, without the votes of any other stockholders.

The Chairman of our Board of Directors and one other stockholder beneficially own over 80% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near- and long-term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by two individuals.

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

Item 1B.            Unresolved Staff Comments.

Not Applicable.

Item 2.               Properties

We have possession of the 5th and 6th floor of an office building which is approximately 30,600 rentable square feet of office space in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for approximately 15,300 square feet on the 5th floor and on December 1, 2019, we entered into a sublease for approximately 15,300 square feet on the 6th floor. We occupy approximately 13,000 rentable square feet in Boca Raton, Florida under a lease that expires February 2026. We occupy certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that expires May 2021. At December 31, 2019 we also owned a water capture and bottling facility that has been discontinued in Peru, Indiana that is approximately 47,000 square feet. This property was sold subsequent to the 2019 year-end. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
NutraScience Labs Facilities	Leased	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida
Cole Water Aquifer and Bottling Facility (Water Capture and Bottling)	Owned	Peru, Indiana

Item 3.               Legal Proceedings

The Company from time to time is a party to legal proceedings that arise in the ordinary course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition and/or cash flows.

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

Holders of Common Stock

As of May 1, 2020, there were approximately 369 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Overview

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID-19 pandemic, consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2019, we had an accumulated deficit of $318,873. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt over time, and the recording of derivative liabilities, the latter of which has been significantly reduced in 2019, we have a working capital deficiency of $101,847 at December 31, 2019. We also have $91,127 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Our critical accounting policies and estimates include the following:

Revenue Recognition

Revenue from product and service sales and the related cost of sales are recognized when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods or as the services are performed over time. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured. Discounts, returns and allowances related to sales, including an estimated reserve for the returns and allowances, are recorded as reduction of revenue.

Shipping and handling activities fees are not recorded in sales.

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

Results of Operations

Net Sales

Our net sales increased $169 or 0.2%, to $73,460 for the year ended December 31, 2019 from $73,291 for the year ended December 31, 2018. The slight increase in our net sales is primarily related to improved inventory availability during 2019.

Gross Profit

Our gross profit decreased $1,902, or 15%, to $11,185 for the year ended December 31, 2019 from $13,087 for the year ended December 31, 2018.  The decrease in our gross profit is derived from aged inventory write-offs and shifts in the margin mix of sales.

Selling, General and Administrative Expenses

Our selling expenses decreased $3,290 or 71% to $1,326 for the year ended December 31, 2019 compared to $4,616 for the year ended December 31, 2018. The decrease in our selling expenses is primarily due to an overall reduction in force to right-size the number of employees which reduction began in 2017 and 2018 with the closing of the Utah facility and continued into 2019 with further staff and expense reductions.

Our general and administrative expenses increased $1,758, or 8%, to $24,219 for the year ended December 31, 2019 from $22,461 for the year ended December 31, 2018.  The increase in our general and administrative expenses is primarily due to increased bad debt expense in 2019.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of fiscal 2019, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $24,407.  We recognized impairment charges of $8,979 for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $15,428. During the fourth quarter of fiscal 2019, management updated the fiscal 2019 budget and financial projections beyond fiscal 2019. Due to a decline in sales, we determined that the carrying value of our Twinlab and Metabolife trademarks exceeded their fair values and we recognized an impairment of the remaining carrying value of those trademarks. We also determined that a corresponding decline in sales also created an impairment in both Reserveage and Rebody tradenames as well as the remaining amount of Organic Holdings goodwill. We recognized no impairment of goodwill and intangible assets during the year ended December 31, 2018.

Interest Expense, Net

Our interest expense increased $172, or 1.8%, to $9,876 for the year ended December 31, 2019 from $9,704 for the year ended December 31, 2018.

Gain (Loss) on Change in Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our audited adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the market price of the Company’s common stock do not meet certain defined amounts.  We have recorded the estimated fair value of the warrants as of the date of issuance and each subsequent balance sheet reporting date.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as gain (loss) on change in derivative liabilities in our consolidated statements of operations.  During the year ended December 31, 2019, we reported a gain on change in derivative liabilities of $3,696. During the year ended December 31, 2018, we reported a gain on change in derivative liabilities of $2,432.

Liquidity and Capital Resources

On December 31, 2019, we had an accumulated deficit of $318,873, primarily because of significant losses from operations, impairment of goodwill and intangible assets, and interest expense.  We have a working capital deficiency of $101,847 at December 31, 2019.  Losses have been funded primarily through issuances of common stock, borrowings from our stockholders and third-party or related party debt and proceeds from the exercise of warrants. As of December 31, 2019, we had cash of $270.  On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as reduced inventory stocking levels. We used net cash in operating activities of $8,411 for the year ended December 31, 2019.   During the year ended December 31, 2019, we remitted debt repayments of $952, and had a net increase in borrowings on our senior credit facility of $3,426.

Our total liabilities increased by $3,020 to $118,147 at December 31, 2019 from $115,127 at December 31, 2018. This increase in our total liabilities was primarily due to a net increase of $5,607 in accrued interest, offset by a decrease in our non-cash derivative liabilities of $4,324.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $8,411 for the year ended December 31, 2019 as a result of our net loss of $44,501, and a non-cash gain on change in derivative liabilities of $3,696, which were offset by non-cash impairment of goodwill and intangible assets of $24,407, non-cash expenses and items totaling $5,948 and a decrease in net operating assets and liabilities of $9,431.  By comparison, for the year ended December 31, 2018 net cash used in operating activities was $6,564 as a result of our net loss of $20,409, and a non-cash gain on change in derivative liabilities of $2,432, which were offset by non-cash expenses and items totaling $6,319 and a decrease in net operating assets and liabilities of $9,958.  See Consolidated Statements of Cash Flows included in this report for additional information.

Net cash used in investing activities was $20 for the year ended December 31, 2019, compared to net cash provided by investing activities for the year ended December 31, 2018 which was $1,240 consisting of the sale of property and equipment.

Net cash provided by financing activities was $2,474 for the year ended December 31, 2019, primarily consisting of borrowings of $3,426 under our revolving credit facilities and repayment of debt of $952. Net cash provided by financing activities was $10,201 for the year ended December 31, 2018, primarily consisting of proceeds from the issuance of debt of $24,000, partially offset by the net repayment of $12,088 under our revolving credit facilities and repayment of debt of $1,711.

Ongoing Funding Requirements

As set forth above, we have obtained additional debt financing during 2018, and again in 2019, to support operations. We need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In March of 2020, we obtained deferment letters from each of Great Harbor, Little Harbor and Golisano Holdings pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes.  On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities. While we intend to pursue the forgiveness of the PPP loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

Until such time, if ever, as we can generate substantial product revenues and income from operations, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all, and the impact of COVID-19 may make it more difficult for us to obtain additional funding sources on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Our status as an emerging growth company (which status ceased January 1, 2020) allowed us to defer the adoption until the year (and interim periods therein) beginning January 1, 2020. Our Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on January 1, 2019 and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019, respectively. For additional information, refer to Note 1.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of December 31, 2019, we have total debt of $91,127, of which $84,404 is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026 and has a monthly base rent of $17 in year 1 to $21 in year 8. The commencement date was August 2017.

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

On July 12, 2019, we entered into a sublease agreement to sublease the other half of the 31,000 square feet of office space. The sublease term commenced on December 1, 2019 and expires on April 30, 2027.

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

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index is filed as part of this Report. See "Report of Independent Registered Public Accounting Firm" on page 57.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2018 related to the following:

•	Selection and testing of our third-party logistics and fulfillment provider
•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

As disclosed herein, for the year ended December 31, 2019, management has concluded that we still have these identified material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2019, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

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

To address the material weakness related to appropriate staffing, the Company is looking to hire, train and retain the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
Seth D. Ellis	63	2015	Director

B. Thomas Golisano	78	2016	Director

David A. Still	68	2016	Director

David L. Van Andel	59	2015	Chairman of the Board/Director

Anthony Zolezzi	66	2018	Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

SETH D. ELLIS	Age 63

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Penta Mezzanine Fund in 2012 and has been Managing Principal since inception. Prior to founding Penta Mezzanine Fund, he was a Principal and Co-Founder of the Florida Mezzanine Fund, a mezzanine fund based in Orlando, Florida. He is the former CEO of Digital Infrared Imaging, Inc. Mr. Ellis co-founded Florida Regional Emergency Services, a hospital-based ambulance management company. Mr. Ellis began his career as an auditor with Ernst & Young and KPMG. He is a CPA and received a Bachelor of Science in Accounting from the University of Florida. Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience accounting and finance qualifies him to serve as a director.

B. THOMAS GOLISANO	Age 78

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

DAVID A. STILL	Age 68

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

DAVID L. VAN ANDEL	Age 59

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

ANTHONY ZOLEZZI	Age 66

Mr. Zolezzi was appointed to the Board on May 8, 2018. He served as the Company's Chief Executive Officer and President from July 2018 to August 2019 Prior to joining the Company as Chief Executive Officer and President, Mr. Zolezzi spent the last 5 years serving as an Operating Partner at Pegasus Capital Advisors, a private alternative asset management firm, where he is also Co-Chair of its Wellness Committee. In the past, Mr. Zolezzi has been the Chief Executive Officer of several successful, health and wellness companies including Wild Oats Marketplace, Code Blue Innovations, Natural Pet Nutrition, The New Organics Company and Pacific Basin Foods. Mr. Zolezzi has also served as an advisor for New Chapter Whole Foods Supplements, Wild Oats Private Label Supplements, Waste Management, Nestle and Whole Foods on several health, wellness and sustainability programs and projects. Mr. Zolezzi has his Bachelor of Science degree in Biology from Loyola Marymount University, Los Angeles, California. The Board believes this health and wellness experience qualifies him to serve as a director.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

(b)     Identification of Executive Officers

The following table identifies our current executive officers:

Name	Age	Position
Daniel DiPofi	58	Chief Executive Officer
Kyle Casey	36	Chief Financial Officer

Daniel DiPofi – Mr. DiPofi joined the Company as Chief Executive Officer on January 13, 2020. Mr. DiPofi has served as a private equity manager for Fishers Asset Management since July 1, 2019. He previously served as executive vice president of the Buffalo Sabres of the National Hockey League from 1994 to 1998, when he left to become chief financial officer of Hoffend & Sons Inc., a custom engineering and design firm. In 2003, Mr. DiPofi returned to the Buffalo Sabres and served as chief operating officer until 2012. Mr. DiPofi was retired from 2012 until 2019. He has over 20 years’ experience serving in senior executive positions within the sports and entertainment industry. Mr. DiPofi holds a degree in accounting from Niagara University.

Kyle Casey - Mr. Casey joined the Company in April 2019 and served as the Company’s Controller prior to his appointment as interim Chief Financial Officer of the Company, effective October 8, 2019. He was then appointed Chief Financial Officer as of January 13, 2020. Before joining the Company, Mr. Casey was with Gulfstream Park Racetrack and Casino from December 2015 through November 2018, most recently serving as the Vice President of Finance. Prior to his employment with Gulfstream Park Racetrack and Casino, Mr. Casey served as Chief Auditing Officer for the Florida Department of Business and Professional Regulation from March 2014 through December 2015. Mr. Casey holds a Bachelor of Science in Accounting and Finance, as well as a Master of Science in Taxation, from Florida State University. Mr. Casey is a licensed Certified Public Accountant.

(c)     Identification of Certain Significant Employees

Not applicable.

(d)     Family Relationships

There are no family relationships among our executive officers and directors.

(e)      Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors.”

(f)      Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2019 ("Fiscal 2019") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j)      Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2019.

Code of Conduct and Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any person performing similar functions) and employees. The Company has made this Code of Ethics and Business Conduct available on its website at www.tchhome.com/code-of- ethics. The Company intends to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provisions thereof applicable to the Company's principal executive officer, principal financial officer and principal accounting officer by posting such information on the Company's website pursuant to SEC rules.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2019 Summary Compensation Table" below. In 2019, our "named executive officers" consisted of the following:

Kyle Casey, Chief Financial Officer

Anthony Zolezzi, Former Chief Executive Officer

Carla Goffstein, Former Chief Financial Officer and Interim Chief Executive Officer

Gregory Grochoski, Former Executive Vice President and Chief Science Officer

2019 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2019 and December 31, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Kyle Casey (1)	2019	140,000	28,000	—	168,000
Chief Financial Officer	2018	—	—	—	—
Interim Chief Financial Officer
Anthony Zolezzi (2)	2019	360,092	—	260,000	620,092
Former Chief Executive Officer	2018	247,292	—	—	247,292
Carla Goffstein (3)	2019	214,615	40,625	—	255,240
Former Chief Financial Officer	2018	194,231	65,625	—	259,856
and Senior Vice President, Finance
Gregory Thomas Grochoski (4)	2019	163,558	—		163,558
Former Executive Vice President	2018	262,500	—	—	262,500
and Chief Science Officer

1 Mr. Casey was appointed as Interim Chief Financial Officer of the Company effective October 8, 2019 and Chief Financial Officer of the Company effective January 13, 2020.

2 Mr. Zolezzi resigned from his position as Chief Executive Officer of the Company effective August 12, 2019.

3 Ms. Goffstein resigned from her position as Chief Financial Officer and Interim Chief Executive Officer effective as of October 3, 2019.

4 Mr. Grochoski’s position of Executive Vice President and Chief Science Officer was eliminated by the Company effective as of August 6, 2019.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Anthony Zolezzi

Employment Term and Position

On July 17, 2018, the Company and Mr. Zolezzi entered into an employment agreement (the “Employment Agreement”) that had a two (2) year term with automatic renewals for additional one-year periods unless the Employment Agreement was terminated by Mr. Zolezzi or the Company, in each case by 30 days’ written notice. In addition, the Company could terminate Mr. Zolezzi’s employment at any time, with or without cause, and Mr. Zolezzi could terminate his employment with the Company on 30 days’ written notice. Pursuant to the Employment Agreement, Mr. Zolezzi served as the Chief Executive Officer and President of the Company.

On August 12, 2019, Mr. Zolezzi resigned as the Company's Chief Executive Officer and President.

Base Salary, Annual Bonus, Benefits

Pursuant to the Employment Agreement, Mr. Zolezzi received a base salary of $564,000 per year. In addition, Mr. Zolezzi was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Mr. Zolezzi was also granted an initial equity award of restricted stock. The initial equity award was for 8,000,000 shares of common stock ("Initial Equity Award") in exchange for an exercise price equal to the fair market value of the Company's common stock and was pursuant to the Company's 2013 Stock Incentive Plan. If Mr. Zolezzi's employment terminates for any reason, the Initial Equity Award will terminate in its entirety and be forfeited to the Company. The Initial Equity Award was scheduled to vest upon the closing of a qualifying sale (as defined in the Employment Agreement) of the Company during Mr. Zolezzi's employment period. The vesting schedule provided that (i) 2,000,000 shares of the Initial Equity Award will vest if the net proceeds (as defined in the Employment Agreement) received by Company securityholders in a qualifying sale was equal to or greater than $100 million but less than $200 million; (ii) an additional 2,000,000 shares of the Initial Equity Award would vest if the net proceeds received by Company securityholders in a qualifying sale is equal to or greater than $200 million but less than $300 million; and (iii) an additional 4,000,000 shares of the Initial Equity Award will vest if the net proceeds received by Company securityholders in a qualifying sale was equal to or greater than $300 million.

Pursuant to the Employment Agreement, if the Company completes a qualifying sale during the employment period or within six months after Mr. Zolezzi's employment was terminated for good reason or if the Company terminated Mr. Zolezzi other than due to death, cause or disability, the Company would pay Mr. Zolezzi a qualifying sale payment upon the closing of the qualifying sale. The amount of the qualifying sale payment was the aggregate of (i) 4% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale is equal to or greater than $100 million but less than $200 million; (ii) 6% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale was equal to or greater than $200 million but less than $300 million; and (iii) 8.5% of the consideration to be paid to the Company's shareholders in such a qualifying sale if the net proceeds to be received by the Company's securityholders in a qualifying sale was equal to or greater than $300 million. Mr. Zolezzi's receipt of the qualifying sale payment was subject to Mr. Zolezzi signing and not revoking a release of claims against the Company.

Under the Employment Agreement, in the event Mr. Zolezzi’s employment was terminated by the Company pursuant to its termination right (as defined in the Employment Agreement) or by Mr. Zolezzi for good reason, Mr. Zolezzi would be entitled to receive a severance amount equal to $282,000. Mr. Zolezzi’s receipt of the severance amount discussed above is contingent on Mr. Zolezzi signing and not revoking a release of claims against the Company.

Restrictive Covenants

Pursuant to the Employment Agreement, Mr. Zolezzi was subject to post-termination non-solicitation and non-competition covenants.

Separation Agreement

Effective August 12, 2019, Mr. Zolezzi resigned from his position as Chief Executive Officer of the Company but retained his position as a member of the Company’s Board of Directors.

On March 9, 2020, the Company and Mr. Zolezzi entered into a Separation and Release Agreement (the “Zolezzi Separation Agreement”). Pursuant to the Zolezzi Separation Agreement, Mr. Zolezzi received a separation payment of $260. Mr. Zolezzi forfeited the Initial Equity Award in the Zolezzi Separation Agreement as he was not employed for the three-year requisite period. As there was no sale of the Company within six months of the termination date, there was no qualifying sale payment.

The Zolezzi Separation Agreement includes mutual release, non-disparagement, and similar provisions typical for this type of separation agreement.

The Zolezzi Separation Agreement provided Mr. Zolezzi with a seven (7) day revocation period from the date of execution (the “Revocation Period”), and the Zolezzi Separation Agreement was not effective until the Revocation Period expired.

Employment Agreement with Carla Goffstein

Employment Term and Position

On April 22, 2019, the Company and Ms. Goffstein entered into an Employment, Non-Competition and Proprietary Rights Agreement (the “Goffstein Employment Agreement”) that had a two-year term with automatic renewals for additional one-year periods unless the Goffstein Employment Agreement was terminated by Ms. Goffstein or the Company, in each case by 30 days’ written notice. In addition, the Company could terminate Ms. Goffstein’s employment at any time, with or without cause. Pursuant to the Goffstein Employment Agreement, Ms. Goffstein served as the Chief Financial Officer of the Company.

On October 3, 2019, Ms. Goffstein resigned as the Company's Chief Financial Officer and Interim Chief Executive Officer.

Base Salary, Annual Bonus, Benefits

Pursuant to the Goffstein Employment Agreement, Ms. Goffstein received a base salary of $275,000 per year and an annual bonus of up to 50% of her base salary based on the achievement of performance metrics. In addition, Ms. Goffstein was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Under the Goffstein Employment Agreement, in the event of a termination without cause by the Company or a termination with good reason by Ms. Goffstein, she was entitled to receive severance benefits equal to twelve months of her base salary and any accrued and unpaid bonus payable on account of any calendar year ending prior to the year in which the termination occurs. Under the Goffstein Employment Agreement, in the event of a change in control wherein Ms. Goffstein’s employment was terminated in the first year thereafter, Ms. Goffstein would be entitled to receive severance benefits equal to six months of her base salary; if her employment was terminated in the second year thereafter, Ms. Goffstein was entitled to receive severance benefits equal to four months of her base salary.

Ms. Goffstein’s receipt of the severance benefits discussed above was contingent on Ms. Goffstein signing and not revoking a release of claims against the Company.

Restrictive Covenants

Pursuant to the Goffstein Employment Agreement, Ms. Goffstein was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Employment Agreement with Gregory Grochoski

Employment Term and Position

On January 30, 2015, Twinlab Consolidation Corporation and Mr. Grochoski entered into an employment agreement (the “Grochoski Employment Agreement”) that could be terminated by Mr. Grochoski or the Company effective immediately. In addition, the Company had the right to terminate Mr. Grochoski’s employment at any time, with or without cause, and Mr. Grochoski had the right to terminate his employment with the Company at any time for any reason, including but not limited to for good reason on 30 days’ written notice for good reason by complying with the Good Reason Process, as defined in the Grochoski Employment Agreement. Pursuant to the Grochoski Employment Agreement, Mr. Grochoski served as the EVP, Chief Science Officer of the Company.

Mr. Grochoski’s position of Executive Vice President and Chief Science Officer was eliminated by the Company effective as of August 6, 2019.

Base Salary, Annual Bonus, Benefits

Pursuant to the Grochoski Employment Agreement, Mr. Grochoski was eligible to receive a base salary of $262,500.16 per year. Additionally, Mr. Grochoski was eligible to participate in a performance-based bonus program with a target annual bonus of fifty percent (50%) of his base salary. The actual amount of the annual bonus for a given year was determined by the Company pursuant to applicable performance metrics and may be between 0% and 100% of his base salary for the given year. Mr. Grochoski was eligible to participate in the Company's equity incentive plan and was eligible to receive from time-to-time long-term equity incentive grants, including stock options, restricted stock or other stock-based awards as determined in the discretion of the Compensation Committee or the Board. In addition, Mr. Grochoski was eligible to participate in the Company’s standard employee benefits programs available to employees generally.

Under the Grochoski Employment Agreement, in the event Mr. Grochoski’s employment was terminated by the Company without cause or by Mr. Grochoski complying with the Good Reason Process, Mr. Grochoski was entitled to receive severance benefits equal to (i)(a) twenty-six (26) weeks of his base salary if the effective date of his termination was not within the six (6) month period immediately after a change in control, or (b) fifty-two (52) weeks of his base salary if the effective date of his termination was within the six (6) month period immediately after a change in control and (ii) an amount related to the continuation of Mr. Grochoski's COBRA health continuation coverage. Mr. Grochoski’s receipt of the severance benefits was contingent on Mr. Grochoski signing and not revoking a release of claims against the Company. The Grochoski Employment Agreement also contains post-termination non-solicitation and non-competition covenants.

Separation Agreement

A separation agreement for Mr. Grochoski is currently being negotiated.

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the Restricted Stock Units and are amortizing the total estimated grant date value over the vesting periods. During the year ended December 31, 2018, a total of 1,202,095 shares of common stock were issued to employees pursuant to the vesting of Restricted Stock Units. As of December 31, 2019, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2019 and 2018.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2019. We do not currently have an established compensation package for Board members.

Compensation Committee

The members of our Compensation Committee are B. Thomas Golisano, Chairman, and Seth Ellis, both of whom are independent directors as determined by the NASDAQ rules. The Compensation Committee is responsible for, among other matters:

● reviewing and approving the compensation of our Chief Executive Officer (either alone or, if directed by the Board of Directors, in conjunction with a majority of independent directors) and reviewing and setting or making recommendations to the Board of Directors on the compensation of our other executive officers;

● reviewing and making recommendations to the Board of Directors on the compensation of our directors, if applicable;

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of May 15, 2020 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 257,251,113 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after May 15, 2020, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
Name and Address of beneficial owner[1]	Shares of Common		Percentage of
	Stock		Class
5% Stockholders
Little Harbor LLC[2]	33,168,948		12.89%
Great Harbor Capital, LLC[3]	52,832,266		20.54%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814		13.52%
Golisano Holdings LLC[5]	90,027,400		35.00%
Named Executive Officers and Directors
Daniel DiPofi	-		-
Kyle Casey	-		-
Anthony Zolezzi[6]	-		-
Carla Goffstein[7]	-		-
Gregory Thomas Grochoski[8]	1,200,000		*
Seth D. Ellis[9]	1,614,036		*
David L. Van Andel[10]	120,793,028		46.64%
B. Thomas Golisano[5]	90,027,400		35.83%
David A. Still[11]	75,000	[11]	*
All executive officers and directors as a group (9 persons)	212,609,664	[11]	82.47%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431.
[2]

By Schedule 13D/A, filed with the SEC on January 24, 2019, Little Harbor LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 33,168,948 shares. Little Harbor LLC is a Nevada limited liability company of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust u/a dated November 30, 1993 of 80.5% of the membership interests. This number does not include a warrant issued into escrow in favor of Little Harbor LLC on July 21, 2016 and exercisable for up to 2,168,178 shares of the Company's common stock but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note at maturity, as the same may be accelerated in accordance with the terms of the note. The business address of Little Harbor LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[3]

By Schedule 13D/A, filed with the SEC on January 24, 2019, Great Harbor Capital, LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 52,832,266 shares. Great Harbor Capital, LLC is a Delaware limited liability company of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days after May 15, 2020. This number does not include warrants issued into escrow in favor of Great Harbor Capital, LLC on January 28, 2016, March 21, 2016, December 31, 2016, August 30, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 1,136,363, 1,363,636 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[4]

By Schedule 13D/A, filed with the SEC on January 24, 2019, the David L. Van Andel Trust u/a dated November 30, 1993 reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 34,791,814 shares. The sole trustee and the principal beneficiary of the David L. Van Andel Trust u/a dated November 30, 1993 is David L. Van Andel. The business address of the David L. Van Andel Trust u/a dated November 30, 1993 is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[5]

By Schedule 13D/A, filed with the SEC on March 20, 2017, Golisano Holdings LLC reported that as of March 8, 2017, it has sole voting power and sole dispositive power over 90,090,000 shares. The 90,090,000 shares reported included shares issuable pursuant to the exercise of a warrant for up to 869,818 shares acquired in March of 2017 in connection with its acquisition of a promissory note from Penta Mezzanine SBIC Fund I, L.P. ("Penta"). That warrant expired November 13, 2019. This number includes shares that may be issuable pursuant to the exercise of a warrant for up to 807,018 shares that Golisano Holdings LLC also acquired in March of 2017 in connection with its acquisition of a promissory note from Penta. This number does not include shares that may be issuable pursuant to the exercise of warrants for up to 4,960,740 shares that Golisano Holdings LLC acquired in March of 2017 in connection with its acquisition of promissory notes from Penta as this warrant is only exercisable after the occurrence of certain put events set forth in the warrant. This number does not include shared voting power held by Golisano Holdings LLC over 251,241,650 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Golisano Holdings LLC to the Company's Board of Directors pursuant to a voting agreement. This number does not include a contingent warrant issued to Golisano LLC on October 5, 2015 and exercisable as of December 31, 2016 (reflecting certain exercises and cancellations in part) for up to 4,756,505 shares of the Company's common stock, but which is only exercisable if and when other warrants that existed as of the issue date are exercised by the holders thereof. This number does not include warrants issued into escrow in favor of Golisano LLC on January 28, 2016, March 21, 2016, July 21, 2016, December 30, 2016, March 14, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 2,168,178, 1,136,363, 1,484,847 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. Golisano Holdings LLC shares beneficial ownership of the reported shares with Mr. Golisano, the controlling member of Golisano Holdings LLC. The business address of Golisano Holdings is: 1 Fishers Road, Pittsford, New York 14534

[6]	Mr. Zolezzi has a business address at 16921 Via de Santa Fe #168, Rancho Santa Fe, California, 92067.
[7]

Ms. Goffstein left the Company effective as of October 3, 2019. We have no information regarding her ownership of Company securities as of May 15, 2020. Accordingly, information regarding the number of shares of common stock owned is based on her Section 16 filings and Company records.

[8]

Mr. Grochoski left the Company effective as of August 6, 2019. We have no information regarding his ownership of Company securities as of May 15, 2020. Accordingly, information regarding the number of shares of common stock owned is based on Company records. Mr. Grochoski has a business address at 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[9]	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.
[10]

By Schedule 13D/A, filed with the SEC on January 24, 2019, David L. Van Andel reported that as of July 27, 2018, he has sole voting power and sole dispositive power over 120,793,028 shares. This includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 80.5% of the membership interests, 52,832,266 shares owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests and 4,500,000 shares that are issuable to Great Harbor Capital, LLC upon the exercise of warrants that have vested or will vest within 60 days after May 15, 2020. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above except to the extent of his pecuniary interest therein. This number does not include shared voting power held by Great Harbor Capital, LLC, and beneficially by Mr. Van Andel as the controlling member of Great Harbor Capital, LLC, over 212,559,664 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Great Harbor Capital, LLC to the Company's Board of Directors pursuant to a voting agreement. The business address of Mr. Van Andel is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[11]	Includes 75,000 shares that are issuable upon the exercise of stock options that have vested or will vest within 60 days after May 15, 2020.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2019.

Securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued		compensation
	upon	Weighted-average	plans
	exercise of	exercise	(excluding
	outstanding	price per share of	securities
	options, warrant	outstanding	reflected in
	and rights	options	column (a))
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	150,000	$0.4	-
Total	150,000		7,194,412

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

See Notes 6, 7 and 12 of the consolidated financial statements included in this filing for details of related-party transactions.

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

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of Tanner LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	December 31,	December 31,
Fee Category	2019	2018
Audit Fees	$263,938	$238,850
Audit-Related Fees	18,969	18,000
Tax Fees	45,963	43,500
All Other Fees	--	--
Total Fees	$328,870	$300,350

AUDIT FEES

Tanner LLC (“Tanner”) billed the Company $263,938 and $238,850, respectively, in the aggregate for services rendered for the audits of the Company's 2019 and 2018 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2019 and 2018 fiscal years.

AUDIT-RELATED FEES

Tanner billed the Company $18,969 and $18,000, respectively, in the aggregate for audit-related services as defined by the SEC for the 401(k) audit for the Company’s 2019 and 2018 fiscal years.

TAX FEES

Tanner billed the Company $45,963 and $43,500 in the aggregate for tax fees for the preparation of federal and state income tax returns for the Company’s 2019 and 2018 fiscal years.

ALL OTHER FEES

Tanner billed the Company $0 in the aggregate for other fees for the Company's 2019 fiscal year and $0 in the aggregate for other fees for the Company's 2018 fiscal year.

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

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2019 and 2018 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2019 and 2018 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1)	The following consolidated financial statements are filed as a part of this 2019 10-K Report:

	(i)	Report of Independent Registered Public Accounting Firm	57
	(ii)	Consolidated Balance Sheets	58
	(iii)	Consolidated Statements of Operations	59
	(iv)	Consolidated Statements of Stockholders’ Deficit	60
	(v)	Consolidated Statements of Cash Flows	61
	(vi)	Notes to Consolidated Financial Statements	63

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

3.1	Articles of Incorporation. (3)
3.1.1	Amendment to Articles of Incorporation. (4)
3.1.(c)	Certificate of Change, dated August 28, 2014. (5)
3.2	Bylaws. (3)
4.1	Subscription and Surrender Agreement, dated as of September 3, 2014 between Twinlab Consolidation Corporation and Thomas Tolworthy. (6)
4.2	Description of Registrant's Securities**
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan. (6) *
10.2	Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.) (6)
10.3	Commercial Lease Agreement dated August 22, 2014 between Essex Capital Corporation and Twinlab Corporation. (6)
10.4	Restricted Stock Purchase Agreement dated as of November 4, 2013 between Twinlab Consolidation Corporation and Thomas Tolworthy. (6)
10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to Capstone Financial Group, Inc. (7)
10.7	Common Stock Put Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
10.8	Registration Rights Agreement, dated as of September 30, 2014, by and between Twinlab Consolidated Holdings, Inc. and Capstone Financial Group, Inc. (7)
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

10.175	Agreement for Equity in Exchange for Services, dated as of December 27, 2017, by and between Platinum Advisory Services LLC and Twinlab Consolidated Holdings, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment). (54)
10.176	Separation and Release Agreement, dated as of April 25, 2018, by and between Twinlab Consolidated Holdings, Inc. and Ms. Naomi Whittel * (55)
10.177	Employment Agreement, dated July 17, 2018, by and between Twinlab Consolidated Holdings, Inc. and Mr. Anthony Zolezzi *(56)
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

10.179	Warrant, dated July 27, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (58)
10.180	Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC).*(59)
10.181	Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (60)
10.182	Secured Promissory Note, dated November 5, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (portions of the exhibit have been omitted) (61)
10.183	Warrant, dated November 5, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (62)
10.184

Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (portions of the exhibit have been omitted) (63)

10.185	Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P (portions of the exhibit have been omitted) (64)
10.186	Term Loan Note and Agreement, dated December 4, 2018, by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank (65)
10.187	Limited Guaranty, dated as of December 4, 2018, by and between 463IP Partners, LLC and Macatawa Bank (66)
10.188	Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (67)
10.189	Fifteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (68)
10.190	Amendment No. 15 to Credit and Security Agreement dated as of December 4, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust. (69)
10.191	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC (70)
10.192	Third Amended and Restated Revolving Loan Note, dated January 22, 2019, by Twinlab Consolidated Holdings, Inc. (71)
10.193	Amendment No. 6 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($7MM) (72)
10.194	Amendment No. 7 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($2.5MM) (73)
10.195

Amendment No. 16 to Credit and Security Agreement, dated as of January 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. (74)

10.196	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($4.7MM) (75)
10.197	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($2.5MM) (76)
10.198	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($7MM) (77)
10.199

Amendment No. 17 to Credit and Security Agreement, dated as of April 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding IV Trust. (78)

10.200	Warrant dated April 22, 2019, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding IV Trust. (79)
10.201	Employment Agreement between Twinlab Consolidated Holdings, Inc. and Carla Goffstein, dated April 22, 2019. (80)
10.202	First Amendment to the Unsecured Promissory Note held by 2014 Huntington Holding LLC dated June 2, 2019. (81)
10.203

Amendment No. 1 to Amended and Restated Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Amended and Restated Secured Note #1, dated August 30, 2017 ($3MM). (82)

10.204

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #1, dated February 6, 2018 ($2MM). (83)

10.205

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #2, dated July 27, 2018 ($5MM) (84)

10.206

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #3, dated November 5, 2018 ($4MM). (85)

10.207

Amendment No. 8 to Unsecured Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Promissory Note #1, dated January 28, 2016 ($2.5MM). (86)

10.208

Amendment No. 7 to Unsecured Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Promissory Note #2, dated March 21, 2016 ($7MM). (87)

10.209

Amendment No. 1 to the Unsecured Amended and Restated Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Amended and Restated Promissory Note, dated August 30, 2016 ($2.5MM). (88)

10.210

Amendment No. 2 to Amended and Restated Unsecured Delayed Draw Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC to amend that certain Amended and Restated Unsecured Delayed Draw Promissory Note, dated August 30, 2017 ($4.8MM). (89)

10.211

Amendment No. 1 to Unsecured Promissory Note - Replacing Debt Repayment Promissory Note, dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC to amend that certain Unsecured Promissory Note, dated February 6, 2018 ($3.3MM). (90)

10.212

Amendment No. 1 to Secured Promissory Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Promissory Note, dated February 6, 2018 ($2MM). (91)

10.213

Amendment No. 2 to Amended and Restated Unsecured Delayed Draw Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Delayed Draw Promissory Note, dated August 30, 2017 ($4.8MM). (92)

10.214

Amendment No. 2 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #1] ($2.5MM). (93)

10.215

Amendment No. 2 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #2] ($7MM). (94)

10.216

Amendment No. 1 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #3] ($2.5MM). (95)

10.217

Amendment No. 1 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #4] ($3.3MM). (96)

10.218

First Amendment to Amended and Restated Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC to amend that certain Amended and Restated Note, dated August 30, 2017 ($5MM). (97)

10.219

First Amendment to Second Amended and Restated Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to amend that certain Second Amended and Restated Note, dated August 30, 2017 ($8MM). (98)

10.220

First Amendment to Amended and Restated Deferred Draw Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to amend that certain Amended and Restated Deferred Draw Note, dated August 30, 2017 ($2MM). (99)

10.221

Fifteenth Amendment to the Note and Warrant Purchase Agreement, dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC. (100)

10.222

Sixteenth Amendment to Note and Warrant Purchase Agreement, dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (101)

14.1	Code of Ethics.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Label.
101.PRE	XRRL Taxonomy Extension Presentation

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

** Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.
(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016.
(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016.
(31)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016.
(32)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 26, 2016.
(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.1 therein).
(34)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.2 therein).
(35)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.1 therein).
(36)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.2 therein).
(37)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.144 therein).
(38)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.145 therein).
(39)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.146 therein).
(40)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.147 therein).
(41)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.148 therein).
(42)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.149 therein).
(43)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.150 therein).
(44)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.151 therein).
(45)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.152 therein).
(46)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.153 therein).
(47)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.154 therein).
(48)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.146 therein).
(49)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.147 therein).
(50)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 27, 2017 (filed as Exhibit 10.1 therein).
(51)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017.
(52)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017.

(53)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 29, 2018. (filed as Exhibit 10.174 therein)
(54)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 3, 2018. (filed as Exhibit 10.175 therein)
(55)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 30, 2018. (filed as Exhibit 10.176 therein)
(56)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 19, 2018. (filed as Exhibit 10.177 therein)
(57)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.178 therein)
(58)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.179 therein)
(59)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.180 therein)
(60)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.181 therein)
(61)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (portions of the exhibit have been omitted) (filed as Exhibit 10.182 therein)
(62)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.183 therein)
(63)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.184 therein)
(64)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.185 therein)
(65)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.186 therein)
(66)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.187 therein)
(67)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.188 therein)
(68)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.189 therein)
(69)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.190 therein)
(70)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.191 therein)
(71)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.192 therein)
(72)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.193 therein)
(73)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.194 therein)
(74)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.195 therein)
(75)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.196 therein)
(76)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.197 therein)
(77)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.198 therein)
(78)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.199 therein)
(79)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.200 therein)
(80)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.201 therein)
(81)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.202 therein)
(82)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.203 therein)
(83)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.204 therein)
(84)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.205 therein)
(85)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.206 therein)
(86)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.207 therein)
(87)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.208 therein)
(88)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.209 therein)
(89)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.210 therein)
(90)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.211 therein)
(91)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.212 therein)
(92)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.213 therein)
(93)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.214 therein)
(94)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.215 therein)
(95)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.216 therein)
(96)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.217 therein)
(97)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.218 therein)
(98)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.219 therein)
(99)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.220 therein)
(100)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.221 therein)
(101)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.222 therein)

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**Filed herewith.

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 29, 2020	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Daniel DiPofi	Chief Executive Officer	May 29, 2020
Daniel DiPofi

/s/ Kyle Casey	Chief Financial Officer	May 29, 2020
Kyle Casey	(Principal Financial Officer)

/s/ Seth Ellis
Seth Ellis	Director	May 29, 2020

/s/ B. Thomas Golisano
B. Thomas Golisano	Director	May 29, 2020

/s/ David Still
David Still	Director	May 29, 2020

/s/ David L. Van Andel
David L. Van Andel	Director	May 29, 2020

/s/ Anthony Zolezzi
Anthony Zolezzi	Director	May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah

May 29, 2020

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$270	$6,227
Accounts receivable, net	6,342	8,566
Inventories, net	6,569	7,945
Prepaid expenses and other current assets	3,119	6,560

Total current assets	16,300	29,298

Property and equipment, net	72	1,117
Intangible assets, net	4,363	21,308
Goodwill	8,818	17,797
Other assets	834	1,720

Total assets	$30,387	$71,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,313	$8,081
Accrued expenses and other current liabilities	6,777	7,536
Accrued interest	13,895	8,288
Derivative liabilities	35	4,359
Notes payable and current portion of long-term debt, net	91,127	70,539

Total current liabilities	118,147	98,803

Long-term liabilities:
Deferred gain on sale of assets	-	1,324
Long-term debt, net of current portion	-	15,000

Total long-term liabilities	-	16,324

Total liabilities	118,147	115,127

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 390,449,879 shares issued	390	390
Additional paid-in capital	231,253	230,625
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(318,873)	(274,372)

Total stockholders’ deficit	(87,760)	(43,887)

Total liabilities and stockholders' deficit	$30,387	$71,240

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2019	2018
Net sales	$73,460	$73,291
Cost of sales	62,275	60,204

Gross profit	11,185	13,087

Operating costs and expenses:
Selling expenses	1,326	4,616
General and administrative expenses	24,219	22,461
Impairment of goodwill and intangible assets	24,407	-

Loss from operations	(38,767)	(13,990)

Other income (expense):
Interest expense, net	(9,876)	(9,704)
Gain (loss) on change in derivative liabilities	3,696	2,432
Other income (expense), net	1,392	21
Gain (loss) on disposition of property and equipment	(867)	861

Total other income (expense)	(5,655)	(6,390)

Loss before income taxes	(44,422)	(20,380)

Provision for income taxes	(79)	(29)

Total net loss	$(44,501)	$(20,409)

Weighted average number of common shares outstanding - basic	255,643,828	254,325,291

Net loss per common share - basic	$(0.17)	$(0.08)

Weighted average number of common shares outstanding - diluted	265,493,489	266,684,088

Net loss per common share - diluted (See Note 1)	$(0.18)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2017	388,081,117	$388	$226,884	$(30)	134,806,051	$(500)	$(253,963)	$(27,221)
Issuance of common shares for prepaid services	4,166,667	4	996	-	-	-	-	1,000
Issuance of warrants with debt	-	-	2,695	-	-	-	-	2,695
Surrender and cancellation of common shares	(3,000,000)	(3)	3	-	-	-	-	-
Stock-based compensation	1,202,095	1	47	-	-	-	-	48
Net loss	-	-	-	-	-	-	(20,409)	(20,409)
Balance, December 31, 2018	390,449,879	390	230,625	(30)	134,806,051	(500)	(274,372)	(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(44,501)	(44,501)
Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(44,501)	$(20,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,713	2,575
Amortization of debt discount	2,127	2,557
Issuance of common stock for services	-	352
Stock-based compensation	-	48
(Recovery of) provision for obsolete inventories	(1,151)	18
Provision for losses on accounts receivable	2,730	1,871
Loss (gain) on change in derivative liability	(3,696)	(2,432)
Loss (gain) on disposal of property and equipment	867	(861)
Other non-cash items	(338)	(241)
Impairment of goodwill and intangible assets	24,407	-
Changes in operating assets and liabilities:
Accounts receivable, net	(508)	(3,909)
Inventories	2,529	9,205
Prepaid expenses and other current assets	3,441	(3,656)
Other assets	887	42
Accounts payable	(1,768)	2,788
Accrued expenses and other current liabilities	4,850	5,488

Net cash used in operating activities	(8,411)	(6,564)

Cash flows from investing activities:
Proceeds from the disposition of property and equipment	-	1,296
Purchase of property and equipment	(20)	(56)

Net cash provided by (used in) investing activities	(20)	1,240

Cash flows from financing activities:
Proceeds from the issuance of debt	-	24,000
Repayment of debt	(952)	(1,711)
Net borrowings from (payments on) revolving credit facility	3,426	(12,088)

Net cash provided by financing activities	2,474	10,201

Net increase (decrease) in cash	(5,957)	4,877
Cash at the beginning of the period	6,227	1,350

Cash at the end of the period	$270	$6,227

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS) - Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,601	$1,029

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid expenses	$-	$648
Reduction of common stock and increase in additional paid-in capital for surrender of common stock	$-	$3
Issuance of debt for payment of accounts payable	$-	$4,000
Issuance of warrants for debt discount and additional paid-in capital	$-	$2,695
Issuance of common stock and decrease in additional paid in captial for RSUs vested	$-	$1
Reclassification of derivative liabilities	$628	$-
Reduction in captial lease obligation through the sale of property and equipment	$-	$853

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

Revenue Recognition

Revenue from product and service sales and the related cost of sales are recognized when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods or as the services are performed over time. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured. Discounts, returns and allowances related to sales, including an estimated reserve for the returns and allowances, are recorded as reduction of revenue.

Shipping and handling activities fees are not recorded in sales.

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	December 31, 2019	December 31, 2018
Contract Liabilities - Customer Deposits	$2,071	$1,950
Contract Liabilities - Guaranteed Returns	56	383

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	December 31, 2019	December 31, 2018
Product Sales	$72,993	$72,867
Fulfillment Services	467	424

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Total	Level 1	Level 2	Level 3
December 31, 2019:
Derivative liabilities	$35	$-	$-	$35

December 31, 2018:
Derivative liabilities	$4,359	$-	$-	$4,359

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2019, total allowances amounted to $5,884, of which $5,107 was related to doubtful accounts receivable. As of December 31, 2018, total allowances amounted to $2,651, of which $1,954 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2019 and 2018 was $1,400 and $4,346, respectively. An impairment of $2,946 and $0 was recorded in the years ended December 31, 2019 and 2018, respectively (see Note 5).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $3,259 and $3,244 in 2019 and 2018, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $839 and $4,983 in 2019 and 2018, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $35 and $436 in 2019 and 2018, respectively.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. The property was sold in October 2019 and the remaining deferred gain of $1,144 was recorded in other income. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $180 for 2019 and $241 for 2018. As of December 31, 2019 and 2018, unamortized deferred gain on sale of assets was $0 and $1,324, respectively.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2019	2018
Numerator:
Net loss	$(44,501)	$(20,409)
Effect of dilutive securities on net loss:
Common stock warrants	(3,696)	(2,432)

Total net loss for purpose of calculating diluted net loss per common share	$(48,197)	$(22,841)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	255,643,828	254,325,294
Weighted-average effect of dilutive securities:
Common stock warrants	9,849,661	12,358,794

Total shares for purpose of calculating diluted net loss per common share	265,493,489	266,684,088

Net loss per common share:
Basic	$(0.17)	$(0.08)
Diluted	$(0.18)	$(0.09)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. At December 31, 2019, the Company’s cash did not exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 32% and 26% of total consolidated sales in 2019 and 2018, respectively. Sales to one of those customers were approximately 11% and 12% of total sales in 2019 and 2018. Accounts receivable from these customers were approximately 33% and 22% of total accounts receivable as of December 31, 2019 and 2018, respectively. An additional single customer represented 38% and 14% of total accounts receivable as of December 31, 2019 and 2018, respectively. Our two major vendors accounted for 28% and 42% of purchases for the year ended December 31, 2019 and 2018, respectively. A third vendor represents an additional 10%.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded all existing revenue recognition guidance under GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU on January 1, 2019 and used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019,respectively.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

   NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2019, we had an accumulated deficit of $318,873. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $101,847 at December 31, 2019.  We also have $91,127 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following at:

	December 31, 2019	December 31, 2018

Raw materials	$-	$4,346
Finished goods	7,816	5,997
	7,816	10,343
Reserve for obsolete inventory	(1,247)	(2,398)

	$6,569	$7,945

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2019	December 31, 2018

Machinery and equipment	$36	$1,367
Computers and other	88	7,540
Aquifer	-	482
Leasehold improvements	-	1,553
	124	10,942
Accumulated depreciation and amortization	(52)	(9,825)

	$72	$1,117

Depreciation and amortization expense totaled $196 and $820 in 2019 and 2018, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following at:

	December 31, 2019	December 31, 2018

Trademarks	$6,880	$8,915
Indefinite-lived intangible assets	1,400	4,346
Customer relationships	8,663	19,110
Other	753	753
	17,696	33,124
Accumulated amortization	(13,333)	(11,816)

	$4,363	$21,308

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $1,517 and $1,755 for 2019 and 2018, respectively.

During the fourth quarter of fiscal 2019, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $24,407.  We recognized impairment charges of $8,979 for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $15,428. During the fourth quarter of fiscal 2019, management updated the fiscal 2019 budget and financial projections beyond fiscal 2019. Due to a decline in sales, we determined that the carrying value of our Twinlab and Metabolife trademarks exceeded their fair values and we recognized an impairment of the remaining carrying value those trademarks. We also determined that a corresponding decline in sales also created an impairment in both Reserveage and Rebody tradenames, as well as the remaining amount of Organic Holdings goodwill. We recognized no impairment of goodwill and intangible assets during the year ended December 31, 2018.

The fair value of these assets was determined using level 3 inputs in an income approach using the estimated discounted cash flow valuation methodology. In the second step of the impairment test, we performed a hypothetical acquisition and purchase price allocation and measured the implied fair value of each asset to its carrying value. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. The second step of the goodwill impairment test resulted in a 2019 impairment charge of $8,979 for goodwill related to Organic Holdings and in an aggregate impairment loss of intangible assets of $15,428 in 2019.  The impairment charges were recorded in operating expenses in the consolidated statement of operations.

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2019 is as follows:

Years Ending December 31,

2020	$1,111
2021	377
2022	377
2023	377
2024	377
Thereafter	344

$2,963

NOTE 6 – DEBT

Debt consisted of the following at:

	December 31,	December 31,
	2019	2018
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $563 and $1,056 at December 31, 2019 and December 31, 2018 respectively	4,437	3,944
November 2018 note payable to Great Harbor Capital, LLC,net of discount of $354 and $1,088 at December 31, 2019 and December 31, 2018 respectively	3,646	2,912
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
November 2014 note payable to Golisano Holdings LLC(formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $271 and $678 as of December 31, 2019 and December 31 2018, respectively	7,729	7,322
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of$457 and $915 as of December 31, 2019 and December 31 2018, respectively	4,543	4,085
February 2015 note payable to Golisano Holdings LLC(formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in theaggregate of $25 and $60 as of December 31, 2019 and December 31 2018, respectively	1,975	1,940
Macatawa Bank	15,000	15,000
Total related party debt	84,404	82,277

Senior Credit Facility with Midcap	4,413	-

Other Debt:
April 2016 note payable to JL-Utah Sub, LLC	-	62
Huntington Holdings, LLC	2,310	3,200
Total other debt	2,310	3,262

Total debt	91,127	85,539
Less current portion	(91,127)	(70,539)

Long-term debt	$-	$15,000

Future aggregate maturities of debt that have maturities beyond 2020 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2019 debt obligations as they become due, thus causing a technical default of the debt obligations.

Related-Party Debt

Little Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, we were obligated to pay such party $4,900 per year in structured monthly payments for 3 years provided that such payment obligations would terminate at such earlier time as the trailing ninety day volume weighted average closing sales price of the Company’s common stock on all domestic securities exchanges on which such stock is listed equals or exceeds $5.06 per share. This note is unsecured and matured on July 25, 2017 with an outstanding balance of $3,267. On February 6, 2018, we entered into an agreement with Little Harbor to convert the obligations into an unsecured promissory note (“Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. The Little Harbor Debt Repayment Note was to mature on July 25, 2020; however, Little Harbor and the Company entered into Amendment No. 1 to the Little Harbor Debt Repayment Note, which has an effective date of June 30, 2019 and extended the maturity of this note from July 25, 2020 to October 22, 2021.

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the Company’s obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7). This note is unsecured and was to mature on January 28, 2019; however, on January 23, 2019, the Company and Little Harbor entered into Amendment No. 1 to the Little Harbor Delayed Draw Note, as amended and restated, which extended the maturity of this note to June 30, 2019; then on July 8, 2019, the Company and Little Harbor entered into Amendment No. 2 to the Little Harbor Delayed Draw Note, as amended and restated, which has an effective date of June 30, 2019 and extended the maturity of this note from June 30, 2019 to October 22, 2021.

Little Harbor has delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was to mature on March 21, 2019; however, on January 23, 2019, the Company and GH entered into Amendment No. 6 to the March 2016 GH Note, which extended the maturity of this note to June 30, 2019, then on July 8, 2019, the Company and GH entered into Amendment No. 7 to the March 2016 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from June 30, 2019 to October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was to mature on December 30, 2019; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the December 2016 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from December 30, 2019 to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 Secured Promissory Note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was to mature on August 29, 2020; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the August 2017 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from August 29, 2020 to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 Secured Promissory Note, GH lent us $2,000 (“February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note matures on February 6, 2021; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the February 2018 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from February 6, 2021 to October 22, 2021.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 Secured Promissory Note, GH loaned the Company $5,000 ("July 2018 GH Note"). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note is payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). The note matures on January 27, 2020; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the July 2018 GH Note, which has an effective date of June 30, 2019 and extended the maturity date of this note from January 27, 2020 to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano Holdings LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 Secured Promissory Note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). The November 2018 GH Note matures on November 5, 2020; however, on July 8, 2019, the Company and GH entered into Amendment No. 1 to the November 2018 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from November 5, 2020 to October 22, 2021.

GH has delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Golisano Holdings LLC.

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”) acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 7). On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. On July 8, 2019, the Company and GH entered into Amendment No. 1 to the November 2014 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from November 5, 2020 to October 22, 2021.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was to mature on January 28, 2019; however, on January 28, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was to mature on March 21, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021.This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note was to mature on January 28, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to the Golisano LLC July 2016 Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was to mature on December 30, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to the Amended and Restated Golisano LLC December 2016 Note, as amended and restated, with an effective date of June 30, 2019, which extended the maturity date of the note from December 30, 2019 to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 Unsecured Promissory Note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was to mature on December 30, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to the Golisano LLC March 2017 Note, as amended and restated, with an effective date of June 30, 2019, which extended the maturity date of the note from December 30, 2019 to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 Secured Promissory Note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was to mature on February 6, 2021; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Secured Promissory Note (“Amendment No. 1 to the Secured Promissory Note”), with an effective date of June 30, 2019, which extended the maturity date of the note from February 6, 2021 to October 22, 2021.

Golisano LLC has delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the aforementioned notes held by Golisano LLC through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.76% as of December 31, 2019). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the credit facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 7% per annum as of December 31, 2019. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owing on the Senior Credit Facility was $4,413 as of December 31, 2019.

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

On June 7, 2019, the Company and Huntington entered into the Amendment No. 1 to the Huntington Note, with an effective date of June 2, 2019, relating to an original principal amount of $3,210 to amend that Huntington Note, dated June 2, 2017. Amendment No. 1 to the Huntington Note extended the maturity date of the note from June 2, 2019 to September 3, 2019. The Company was in default on this note as of December 31, 2019, but subsequent to yearend the Company satisfied the note and cured the default. The balance owing on the unsecured Huntington Note was $2,310 as of December 31, 2019. (See also Subsequent Events Note 13).

 Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of December 31, 2019, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,413 as of December 31, 2019.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2019, and changes during the two years then ended:

	Shares	Weighted Average
	Underlying	Exercise
	Warrants	Price

Outstanding, December 31, 2017	15,855,017	$0.18

Granted	5,000,000	0.09
Canceled / Expired	(714,286)	0.53
Exercised	-	-

Outstanding, December 31, 2018	20,140,731	0.15

Granted	500,000	0.76
Canceled / Expired	(8,829,082)	0.14
Exercised	-	-

Outstanding, December 31, 2019	11,811,649	0.14

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

The first warrant is exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant will be increased in the event our consolidated adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ended December 31, 2019 did not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

On December 31, 2019, our adjusted EBIDTA yielded a negative calculation; therefore, the warrant will not increase in number of shares of common stock.

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

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants. JL Properties has transferred these rights to two individuals. (See also Subsequent Events in Note 13).

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 6), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC. The Golisano LLC Warrants (formerly Penta Warrants) were not exercised and expired on November 13, 2019.

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-US, we issued JL-US warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL-US a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL-US certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1.00. In connection with Golisano LLC’s acquisition of the note payable from JL-US on March 8, 2017 (see Note 6 above for additional information), these warrants were assigned to Golisano LLC. (See also Subsequent Events in Note 13).

  Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.00. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of December 31, 2019, we have reserved 2,043,495 shares of our common stock for issuance under the Golisano Warrant.

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The July 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which will be amortized over the term of the July 2018 GH Note. $583 of the debt discount was amortized during the year ended December 31, 2019.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The November 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 4, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which will be amortized over the term of the November 2018 GH Note. $480 of the debt discount was amortized during the year ended December 31, 2019.

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

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 16 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

NOTE 8 – DERIVATIVE LIABILITIES

We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our consolidated statements of operations for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2019, we have estimated the total fair value of the derivative liabilities to be $35 as compared to $4,359 as of December 31, 2018. We had the following activity in our derivative liabilities account since December 31, 2017:

Derivative liabilities at January 1, 2018	$6,791
Gain on change in fair value of derivative liabilities	(2,432)

Derivative liabilities as of December 31, 2018	4,359
Reclassification of derivative liabilities	(628)
Gain on change in fair value of derivative liabilities	(3,696)

Derivative liabilities as of December 31, 2019	$35

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods.  During 2018, there were 1,202,095 shares of common stock issued to employees pursuant to the vesting of restricted stock units. As of December 31, 2019, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement, 642,366 shares of the Company’s common stock were repurchased for an aggregate repurchase price of less than $1.

Stock Subscription Receivable

At December 31, 2019, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 10 - INCOME TAXES

   Income tax (provision) benefit consisted of the following for the years ended December 31, 2019 and 2018 as follows:

	December 31,	December 31,
	2019	2018
Current:
State	$(79)	$(29)
Total current expense	(79)	(29)

Deferred:
Federal	8,981	3,641
State	4,378	2,264
Change in valuation allowance	(13,359)	(5,905)
Total deferred expense	-	-

Total income tax provision	$(79)	$(29)

The income tax benefit (provision) differs from the amount computed at federal statutory rates for the years ended December 31, 2019 and 2018 as follows:

Effective rate reconciliation
Computed Federal income tax benefit (expense) at the statutory rate	$9,329	$4,280

Interest expense	(151)	(264)
Equity-based expenses	751	383
State income taxes, net of federal benefit	3,141	1,363
Valuation allowance	(13,359)	(5,905)
Tax Rate change	(20)	159
Other	230	(45)

Income tax provision	$(79)	$(29)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2019 and 2018:

Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$58,301	$53,167
Accruals and reserves	6,425	4,011
Depreciation and amortization	5,482	1,383
Indefinite-lived intangibles	2,226	271
Deferred revenue	-	418
Other	2,359	2,184
Total deferred tax assets	74,793	61,434

Less valuation allowance	(74,793)	(61,434)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred income tax assets as of December 31, 2019 and 2018, as management was unable to conclude that it is more likely than not that the deferred income tax assets will be realized. During the years ended December 31, 2019 and 2018, the valuation allowance on deferred income tax assets increased by $13,359 and increased by $5,905, respectively.

We had federal net operating loss carryforwards of approximately $237,000 and state net operating loss carryforwards of approximately $170,000 at December 31, 2019, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards expire from 2022 through 2038. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2019 and 2018, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company is subject to audit by the IRS and various states for tax years dating back to 2014. No federal or state tax returns are currently under audit.

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

Leases

We have operating leases for certain factory, warehouse, office space, and machinery and equipment. Certain leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays that are expensed on a straight-line basis over the term of the lease and expire at various dates through 2028. Certain rent expenditures are made on a month-to-month basis as the underlying operating lease has expired. Total rental expense for operating leases was $1,299 and $1,778 for the years ended December 31, 2019 and 2018, respectively.

The future minimum lease payments in the aggregate are as follows:

Operating
Years Ending December 31,	Leases

2020	$1,280
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,394

$8,057

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

The Lease required us to deposit a $1,000 security deposit with the landlord, payable July 1, 2015. If on May 1, 2018 (or on any subsequent May 1st during the term of the Lease), we satisfy the Market Cap Test, the landlord is required to return the entire security deposit to the Company. On April 30, 2015, the Company and a current institutional investor and lender entered into a Reimbursement Agreement pursuant to which the investor agreed to arrange for and provide an unconditional, irrevocable, transferable, and negotiable commercial letter of credit to serve as the security deposit. (See also Subsequent Events in Note 13).

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

On July 12, 2019, we entered into a sublease agreement for the 6th floor of the Building with Landmark Realty of St Petersburg LLC (“Subtenant”). The term commenced on December 1, 2019 and expires on May 30, 2027. Subtenant will pay us an aggregate of $3,030 over the term of the agreement.

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

On June 6, 2018, the Company issued 4,166,667 shares of common stock to Platinum Advisory Services, LLC in accordance with the terms of the Equity in Exchange for Services Agreement that the parties entered into on December 27, 2017, wherein the Company received, or will receive advertising services in exchange for the shares.

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 6 for discussion of a note payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

We had sales of $8,900 and $5,161 in 2019 and 2018, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

NOTE 13 – SUBSEQUENT EVENTS

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2019 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Sale of Property

On March 6, 2020, the Company sold the natural aquifer and bottling facility in Peru Indiana.

Debt Agreements

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 Unsecured Promissory Note (“February 2020 GH Note”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 Unsecured Promissory Note (“Golisano LLC February 2020 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities.

2014 Huntington Holdings, LLC

On March 18, 2020 the Company paid Huntington $2,350 as payment in full of the Huntington Note.

JL Properties, Inc. Warrants

On April 30, 2020 the Company extended the related letter of credit to April 30, 2021 for consideration of $25 to JL Properties.

The first 465,880 warrants (Warrant 2016-9 and Warrant 2016-10) and the second 86,962 warrants (Warrant 2015-14) which were issued in conjunction with the reimbursement agreement with JL Properties related to the commercial line of credit were extended to April 30, 2021 as part of the agreement to extend the line of credit to April 30, 2021.

Golisano LLC Warrants (formerly JL Warrants)

The remaining 1,141,405 warrants related to the January 22, 2015 agreement (Warrant 2015-5, Warrant 2015-6, Warrant 2015-7 and Warrant 2015-8) were exercised on February 13, 2020.

The 434,809 warrants related to the February 4, 2015 agreement (Warrant 2015-10, Warrant 2015-11, Warrant 2015-20, Warrant 2015-21 and Warrant 2015-23) expired unexercised on February 13, 2020.

Change of Officers

Appointment of Chief Executive Officer

On January 13, 2020, the Company appointed Daniel DiPofi as Chief Executive Officer of the Company.

Mr. DiPofi, age 58, has served as a private equity manager for Fishers Asset Management since July 1, 2019. He previously served as executive vice president of the Buffalo Sabres of the National Hockey League from 1994 to 1998, when he left to become chief financial officer of Hoffend & Sons Inc., a custom engineering and design firm. In 2003, Mr. DiPofi returned to the Buffalo Sabres and served as chief operating officer until 2012. Mr. DiPofi was retired from 2012 until 2019. He has over 20 years’ experience serving in senior executive positions within the sports and entertainment industry. Mr. DiPofi holds a degree in accounting from Niagara University.

The Company has not entered into an employment agreement with Mr. DiPofi in his capacity as Chief Executive Officer. Mr. DiPofi will receive an annual salary of $150,000 and will be eligible to participate in the Company’s benefits package.

There are no arrangements or understandings between Mr. DiPofi and any other persons in connection with his appointment. There are no family relationships between Mr. DiPofi and any director or executive officer of the Company, and Mr. DiPofi is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended.

Appointment of Chief Financial Officer

On January 13, 2020, the Board of Directors the Company appointed Kyle Casey, the Company’s current interim Chief Financial Officer, as Chief Financial Officer of the Company.

Mr. Casey, age 36, joined the Company in April 2019 and served as the Company’s Controller prior to his appointment as interim Chief Financial Officer of the Company, effective October 8, 2019. Before joining the Company, Mr. Casey was with Gulfstream Park Racetrack and Casino from December 2015 through November 2018, most recently serving as the Vice President of Finance. Prior to his employment with Gulfstream Park Racetrack and Casino, Mr. Casey served as Chief Auditing Officer for the Florida Department of Business and Professional Regulation from March 2014 through December 2015. Mr. Casey holds a Bachelor of Science in Accounting and Finance, as well as a Master of Science in Taxation, from Florida State University. Mr. Casey is a licensed Certified Public Accountant.

The Company has not entered into an employment agreement with Mr. Casey in his capacity as Chief Financial Officer but his compensation has been modified so that he will receive an annual base salary of $225,000, is eligible to receive a $25,000 annual bonus based on annual performance, and may participate in the Company’s benefits package.

There are no arrangements or understandings between Mr. Casey and any other persons in connection with his appointment. There are no family relationships between Mr. Casey and any director or executive officer of the Company, and Mr. Casey is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended.