Form 10-Q
period 2020-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2020-07-06
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock, $0.001 par value, outstanding on July 2, 2020 was 257,251,113 shares.

Explanatory Note

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 15, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to circumstances related to the outbreak of the novel coronavirus, COVID-19.  We were unable to timely file the Form 10-Q due to COVID-19 related office closures impeding our employees’ ability to respond to data requests from our auditors and to complete our financial statements for our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which, in turn, diverted employee resources from preparation of the Form 10-Q. In order to minimize the COVID-19 exposure risk to our employees, we have followed the guidelines of local health authorities in Florida and New York, where our offices and operations are located, and we have provided our office employees the resources to work remotely from their homes. The change to a remote work environment led to disruptions and delays in the coordination of information required for preparing the Form 10-K and Form 10-Q.

We relied on the order (the “Order”) promulgated by the SEC on March 25, 2020 in Release No. 34-88465 relating to the Securities Exchange Act of 1934, as amended, to support the delay in the filing of our Form 10-Q. While we originally expected to file the Form 10-Q by June 29, 2020, we required additional time and filed a Form 12b-25 on June 30, 2020 in order to obtain a five-day extension.  We relied on the Order and the extension provided by the Form 12b-25 to afford our employees the additional time, amid the COVID-19 pandemic, to provide accurate and fully reviewed information for the Form 10-Q.

 TABLE OF CONTENTS

FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$478	$270
Accounts receivable, net	8,043	6,342
Inventories, net	7,230	6,569
Prepaid expenses and other current assets	3,404	3,119
Total current assets	19,155	16,300

Property and equipment, net	82	72
Right-of-use assets	5,313
Intangible assets, net	4,085	4,363
Goodwill	8,818	8,818
Other assets	815	834

Total assets	$38,268	$30,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,579	$6,313
Lease liabilities	837	-
Accrued expenses and other current liabilities	6,787	6,777
Accrued interest	15,402	13,895
Derivative liabilities	1,065	35
Notes payable and current portion of long-term debt, net	94,575	91,127
Total current liabilities	123,245	118,147

Lease Liabilities	5,117	-

Total long-term liabilities	5,117	-

Total liabilities	128,362	118,147

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 391,591,284 and 390,449,879 shares issued, respectively	392	390
Additional paid-in capital	231,251	231,253
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(321,207)	(318,873)
Total stockholders’ deficit	(90,094)	(87,760)

Total liabilities and stockholders' deficit	$38,268	$30,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2020	2019
Net sales	$16,429	$19,971
Cost of sales	11,265	17,715

Gross profit	5,164	2,256

Operating costs and expenses:
Selling expenses	283	204
General and administrative expenses	4,027	6,838

Gain (loss) from operations	854	(4,786)

Other income (expense):
Interest expense, net	(2,158)	(2,718)
Loss on change in derivative liabilities	(1,030)	(1,263)
Other expense	-	(17)

Total other income (expense)	(3,188)	(3,998)

Loss before income taxes	(2,334)	(8,784)

Provision for income taxes	-	-

Total net loss	$(2,334)	$(8,784)

Weighted average number of common shares outstanding - basic	256,785,233	255,643,828
Net loss per common share - basic	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - diluted	256,785,233	255,643,828
Net loss per common share - diluted (See Note 1)	$(0.01)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	$390	$231,253	(30)	134,806,051	$(500)	$(283,156)	$(52,043)

Balance, December 31, 2019	390,449,879	$390	$231,253	(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,334)	(2,334)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(321,207)	$(90,094)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,334)	$(8,784)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	267	567
Amortization of right-to-use assets	193	-
Amortization of debt discount	305	898
(Recovery for) provision for obsolete inventories	180	(978)
Provision for losses on accounts receivable	1,268	1,054
Loss on change in derivative liability	1,030	1,263
Other non-cash items	5	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,968)	(4,128)
Inventories	(843)	1,954
Prepaid expenses and other current assets	(285)	(193)
Other assets	18	18
Accounts payable	(1,734)	1,610
Lease liabilities	(192)	-
Accrued expenses and other current liabilities	2,157	272

Net cash used in operating activities	(2,933)	(6,474)

Cash flows from financing activities:
Proceeds from the issuance of debt	5,000	-
Repayment of debt	(2,312)	(63)
Net borrowings from revolving credit facility	453	1,983

Net cash provided by financing activities	3,141	1,920

Net decrease (increase) in cash	208	(4,554)
Cash at the beginning of the period	270	6,226

Cash at the end of the period	$478	$1,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$139	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$-	$628

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

Basis of Presentation and Unaudited Information

The condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with United States Generally Accepted Accounting Principles (“GAAP”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein. Financial results for any interim period are not necessarily indicative of financial results that may be expected for the fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 29, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of warrants and derivative liabilities.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	March 31, 2020	December 31, 2019
Contract Liabilities - Customer Deposits	$3,314	$2,071
Contract Liabilities - Guaranteed Returns	75	56

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	March 31, 2020	March 31, 2019
Product Sales	$16,382	$19,745
Fulfillment Services	47	226

Leases

The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
March 31, 2020:
Derivative liabilities	$1,065	$-	$-	$1,065
December 31, 2019:
Derivative liabilities	$35	$-	$-	$35

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2020, total allowances amounted to $7,152, of which $5,622 was related to doubtful accounts receivable. As of December 31, 2019, total allowances amounted to $5,884, of which $5,107 was related to doubtful accounts receivable. (See also Subsequent Events in Note 11).

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutrition brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of March 31, 2020 and December 31, 2019 was $1,400.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(2,334)	$(8,784)
Effect of dilutive securities on net loss: Common stock warrants	-	-

Total net loss for purpose of calculating diluted net loss per common share	$(2,334)	$(8,784)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net lossper common share	256,785,233	255,643,828
Weighted-average effect of dilutive securities:Common stock warrants	-	-

Total shares for purpose of calculating diluted net loss per common share	256,785,233	255,643,828

Net loss per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 33% and 38% of total sales for the three months ended March 31, 2020 and 2019, respectively. Sales to one of those customers were approximately 17% and 14% of total sales for the three months ended March 31, 2020 and 2019, respectively. Accounts receivable from the top three customers were approximately 44% and 33% of total accounts receivable as of March 31, 2020 and December 31, 2019, respectively. The single customer representing 21% and 38% of total accounts receivable as of March 31, 2020 and December 31, 2019, respectively, is a related party through a director who sits on both the Company’s board and that of the customer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.  Refer to Note 9 for further discussion of the Company's leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements include the adoption of ASU 2014-09.  Beginning in our interim reporting period for the three months ended March 31, 2020, the Company used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to condensed consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019, respectively.

Although there are several other new accounting pronouncements issued or proposed by FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2020, we had an accumulated deficit of $321,207. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $104,090 as of March 31, 2020. We also have $94,575 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	March 31, 2020	December 31, 2019
Raw materials	$774	$-
Finished goods	7,883	7,816
	8,657	7,816
Reserve for obsolete inventory	(1,427)	(1,247)

	$7,230	$6,569

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2020	December 31, 2019

Machinery and equipment	$36	$36
Leasehold improvements	20	-
Computers and other	88	88
	144	124
Accumulated depreciation and amortization	(62)	(52)

	$82	$72

Depreciation and amortization expense totaled $9 and $188 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31, 2020	December 31, 2019

Trademarks	$3,458	$6,880
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
Other	-	753
	13,521	17,696
Accumulated amortization	(9,436)	(13,333)

	$4,085	$4,363

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 1 to 16 years. Amortization expense was $277 and $379 for the three months ended March 31, 2020, and 2019, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	March 31,	December 31,
	2020	2019
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $532 and $563 at March 31, 2020 and December 31, 2019, respectively	4,618	4,437
November 2018 note payable to Great Harbor Capital, LLC,net of discount of $314 and $354 at March 31, 2020 and December 31, 2019, respectively	3,686	3,646
February 2020 note payable to Great Harbor Capital, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $190 and $271 at March 31, 2020 and December 31, 2019, respectively	7,810	7,729
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $312 and $457 at March 31, 2020 and December 31, 2019, respectively	4,688	4,543
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in theaggregate of $17 and $25 at March 31, 2020 and December 31, 2019, respectively	1,983	1,975
Macatawa Bank	15,000	15,000
Total related party debt	89,709	84,404

Senior Credit Facility with Midcap	4,866	4,413

Other Debt:
Huntington Holdings, LLC	-	2,310
Total other debt	-	2,310

Total debt	$94,575	$91,127

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

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was to mature on December 31, 2019; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the December 2016 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from December 31, 2019 to October 22, 2021.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of March 31, 2020). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6% per annum as of March 31, 2020. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

On January 22, 2019, we entered into Amendment Sixteen to the Credit and Security Agreement (the "MidCap Sixteenth Amendment"). The MidCap Sixteenth Amendment reduced the revolving credit facility amount from a total of $17,000 to a total of $5,000 and extended the expiration date from January 22, 2019 to April 22, 2019.

On February 13, 2019, MidCap informed the Company that MidCap had re-assigned all of its rights, powers, privileges and duties as “Agent” under the Credit and Security Agreement, as well as all of its right, title and interest in and to the revolving loans made under the facility from Midcap Funding X Trust to MidCap IV Funding.

On April 22, 2019, we entered into Amendment Seventeen to the Credit and Security Agreement (the "MidCap Seventeenth Amendment"), which effectively increased the revolving credit facility amount to $12,000 and renewed the Senior Credit Facility for an additional two years expiring on April 22, 2021.

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owing on the Senior Credit Facility was $4,866 as of March 31, 2020.

Other Debt

2014 Huntington Holdings, LLC

On August 6, 2016, the 18-month anniversary of the closing of a share purchase agreement, we were required to pay the purchaser of the common stock the difference between $2.29 per share and either a defined market price or a price per share determined by a valuation firm acceptable to both parties. Based on an outside professional valuation performed on the Company’s common stock, the Company estimated the stock price guarantee payment to be $3,210. Accordingly, the Company recorded a loss on the stock purchase price guarantee of $3,210 and a corresponding liability for the same amount in 2016, which was included in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2016. On June 2, 2017, the Company issued an unsecured promissory note (the “Huntington Note”) in favor of 2014 Huntington Holdings LLC (“Huntington”). The Huntington Note matured on June 2, 2019 with the principal amount of $3,200 payable at maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year from August 6, 2016 to August 15, 2017 and increases to 10% per year thereafter. We paid $50 to Huntington related to accrued interest from August 6, 2016 through the date of issuance of the Huntington Note. Huntington was required to return 778,385 shares of the Company’s common stock which were issued into escrow. We were required to provide certain piggyback registration rights to Huntington in regard to the remaining 749,999 shares of the Company’s common stock held by Huntington. If the Huntington Note was paid off prior to August 14, 2017, the 778,385 shares held in escrow were to be released from escrow and transferred to the Company for no additional consideration. If the note remained outstanding on August 15, 2017, we had the right, but not the obligation, to pay $140 to Huntington to purchase 764,192 of the subject shares held in escrow. Upon the exercise of this purchase option, the subject shares were to be released from escrow and transferred to the Company. If the note remained outstanding on August 15, 2017 and we did not exercise the option to purchase the shares, the shares were to be returned from escrow to Huntington and we would no longer have repurchase rights. On August 15, 2017, the note was outstanding, and we did not exercise the repurchase right. The 778,385 shares were returned from escrow to Huntington.

On June 7, 2019, the Company and Huntington entered into the Amendment No. 1 to the Huntington Note, with an effective date of June 2, 2019, relating to an original principal amount of $3,210 to amend that Huntington Note, dated June 2, 2017. Amendment No. 1 to the Huntington Note extended the maturity date of the note from June 2, 2019 to September 3, 2019. The Company satisfied the note as of March 18, 2020.

 Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of March 31, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,866 as of March 31, 2020.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of March 31, 2020, and changes during the three months then ended:

	Shares	Weighted Average
	Underlying Warrants	Exercise Price

Outstanding, December 31, 2019	11,811,649	$0.14
Granted	-	-
Canceled / Expired	(1,110,330)	0.39
Exercised	(1,141,405)	0.00

Outstanding, March 31, 2020	9,559,914	$0.17

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

Penta Warrants

Pursuant to a stock purchase agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of our common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. We granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. (See also Subsequent Events in Note 11).

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals. (See also Subsequent Events in Note 11).

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

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants. JL Properties has transferred these rights to two individuals. (See also Subsequent Events in Note 11).

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.00. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of March 31, 2020, we have reserved 1,367,974 shares of our common stock for issuance under the Golisano Warrant.

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

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 31, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which has been extended to October 22, 2021 – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 31, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of March 31, 2020, we have estimated the total fair value of the derivative liabilities to be $1,065 as compared to $35 as of December 31, 2019. We had the following activity in our derivative liabilities account for the three months ended March 31, 2020:

Derivative liabilities as of December 31, 2019	$35
Loss on change in fair value of derivative liabilities	1,030

Derivative liabilities as of March 31, 2020	$1,065

The value of the derivative liabilities is generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

NOTE 9 – Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from 1 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.  Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 2 to 5 years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases.

For the three months ended March 31, 2020, the Company incurred $198 of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $70 was variable rent expense  associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of March 31, 2020, the maturities of the Company’s lease liabilities were as follows:

Three Months Ended March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$965
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,394
Total lease payments	7,742
Less: imputed interest	(1,788)
Present value of lease liabilities	$5,954

Included below is other information regarding leases for the three-month period ended March 31,2020.

Three Months Ended March 31, 2020
Sublease income	$188
Cash paid for operating leases	$315
Weighted average remaining lease term (years) - operating leases	6.8
Weighted average discount rate – operating leases	8.25%

As previously disclosed in our financial statements for the year ended December 31, 2019, future minimum lease payments under ASC 840 for operating leases were as follows:

Years Ending December 31,	Operating Leases

2020	$1,280
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,394

$8,057

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. As of March 31, 2020, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock were purchased by the Company for an aggregate repurchase price of less than $1.00.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2020, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 11 – SUBSEQUENT EVENTS

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

Debt Agreements

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

Penta Warrants

The 807,018 warrants were exercised on June 23, 2020.

JL Warrants

The 403,509 warrants were not exercised and expired on June 30, 2020.

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

Revenue and Accounts Receivable

A significant customer of the Company, General Nutrition Corporation (GNC), declared bankruptcy on June 23, 2020.  GNC was 17% and 13% of revenue in the three months ended March 31, 2020 and 2019, respectively. The Company has reserved all amounts related to accounts receivable due from GNC as of the balance sheet date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Amounts in thousands, except share and per share amounts and number of employees)

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other materials we file with the Securities and Exchange Commission (the "SEC") (as well as information included in oral statements or other written statements made or to be made by us) contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID pandemic; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2020, we had an accumulated deficit of $321,207. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $104,090 as of March 31, 2020.  We also have $94,575 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Intangible Assets

Intangible assets consist primarily of trademarks and customer relationships, which are amortized on a straight-line basis over their estimated useful lives ranging from 1 to 30 years. The valuation and classification of these assets and the assignment of amortizable lives involve significant judgment and the use of estimates.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any upfront lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

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

Results of Operations

Net Sales

Our net sales decreased $3,542, or 18%, to $16,429 for the three months ended March 31, 2020 from $19,971 for the three months ended March 31, 2019. This decrease in our net sales is primarily due to focusing on fewer inventory SKUs and changing customer base.

Gross Profit

Our gross profit increased $2,908, or 129%, to $5,164 for the three months ended March 31, 2020 from $2,256 for the three months ended March 31, 2019. The increase in our gross profit is derived from shifts in the margin mix of sales and a focus on more profitable SKUs.

Selling Expenses

Our selling expenses increased $79, or 39%, to $283 for the three months ended March 31, 2020 from $204 for the three months ended March 31, 2019.

General and Administrative Expenses

Our general and administrative expenses decreased $2,811, or 41%, to $4,027 for the three months ended March 31, 2020 from $6,838 for the three months ended March 31, 2019. The decrease in general and administrative expenses for the three-months period ended March 31, 2020 is related to the Company’s 2019 rightsizing initiatives.

Interest Expense, Net

Our interest expense decreased $560, or 21%, to $2,158 for the three months ended March 31, 2020 from $2,718 for the three months ended March 31, 2019. The decrease is primarily due to debt reductions in 2020 compared to increased debt in the first quarter of 2019.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations.  During the three months ended March 31, 2020, we reported a loss on change in derivative liabilities of $1,030. During the three months ended March 31, 2019, we reported a loss on change in derivative liabilities of $1,263.

Liquidity and Capital Resources

At March 31, 2020, we had an accumulated deficit of $321,207 primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $104,090 at March 31, 2020. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2020, we had cash of $478. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $2,933 for the three months ended March 31, 2020. During the three months ended March 31, 2020, we incurred a net increase in borrowings on our senior credit facility of $453 to fund our operations and debt repayment of $2,312.

Our total liabilities increased by $10,215 to $128,362 at March 31, 2020 from $118,147 at December 31, 2019.  This increase in our total liabilities was primarily due to the increase of $5,000 in notes payable and $5,954 in lease liabilities with the adoption of ASC 842. For discussion of our debt financings completed during the three months ended March 31, 2020, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $2,933 for the three months ended March 31, 2020 as a result of our net loss of $2,334, a provision for losses on accounts receivable of $1,268 in doubtful accounts receivable, a non-cash loss on change in derivative liabilities of $1,030, other non-cash expenses totaling $950 net and an increase in net operating assets and liabilities of $3,847.  By comparison, for the three months ended March 31, 2019, net cash used in operating activities was $6,474 as a result of our net loss of $8,784, a non-cash loss on change in derivative liabilities of $1,263, an increase of $1,054 in doubtful accounts receivable, other non-cash expenses totaling $460 net and an increase in net operating assets and liabilities of $467. See the Condensed Consolidated Statements of Cash Flows included in this report for additional information.

Net cash provided by financing activities was $3,141 for the three months ended March 31, 2020, consisting of an increase in borrowings of $453 under our revolving credit facility, proceeds from the issuance of debt of $5,000, and repayment of debt of $2,312.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in 2019 and the three months ended March 31, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.  Refer to Note 9 for further discussion of the Company's leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements include the adoption of ASU 2014-09 beginning in our interim reporting period for the three months ended March 31, 2020, and the Company used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to condensed consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019, respectively.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 31, 2020, there were no legal proceedings that could have a material impact on the Company’s finances.

Item 1A.       Risk Factors.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on May 29, 2020.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 3.       Defaults Upon Senior Securities.

As of March 31, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,866 as of March 31, 2020.

Item 6.           Exhibits.

Exhibit Number	Exhibit Description

10.223	Settlement and Release Agreement, dated March 9, 2020, by and between Twinlab Consolidated Holdings, Inc. and Anthony Zolezzi.*

10.224	Settlement and Release Agreement, dated March 13, 2020, by and between Twinlab Consolidated Holdings, Inc. and 2014 Huntington Holdings, LLC.*

10.225	Unsecured Promissory Note, dated February 21, 2020, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC.

10.226	Unsecured Promissory Note, dated February 21, 2020, issued by Twinlab Consolidated Holdings, Inc. in favor of Great Harbor Capital, LLC.

10.227	Fifth Amendment to Subordination Agreement, dated February 21, 2020, by and between Golisano Holdings LLC and Midcap Funding IV Trust.

10.228	Third Amendment to Subordination Agreement, dated February 21, 2020, by and between Great Harbor Capital, LLC and Midcap Funding IV Trust.

10.229

Fourth Amendment to Subordination Agreement, dated February 21, 2020, by and between Great Harbor Capital, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidated Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc. and Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P.

10.230

Fourth Amendment to Subordination Agreement, dated February 21, 2020, by and between Great Harbor Capital, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidated Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc. and Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC.[MB1]

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: July 2, 2020	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Date: July 2, 2020	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer