Form 10-Q/A
period 2020-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2020-08-18
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

 As disclosed in Item 4.02 of Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on August 14, 2020, on August 12, 2020 the Chief Financial Officer of Twinlab Consolidated Holdings, Inc. (the “Company”) concluded, after review and discussion with management, the Company's audit committee, and the Company's independent registered public accounting firm, that the Company’s financial statements as of and for the three months ended March 31, 2020 ( the “Financial Statements”) should no longer be relied upon.

In connection with the preparation of the Company’s unaudited condensed consolidated interim financial statements as of and for the quarter ended June 30, 2020, the Company identified an error in the accounting for the allowance for doubtful accounts in the amount of $2.8 million relating to the Company’s accounts receivable from a significant customer.  General Nutrition Centers ("GNC"), that resulted in the allowance for doubtful accounts being understated at March 31, 2020. Accordingly, the Company is restating herein its previously issued unaudited condensed consolidated financial statements and the related disclosures for the three months ended March 31, 2020.

Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, as originally filed with the Securities and Exchange Commission on July 6, 2020 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s failure to properly state its allowance for doubtful accounts.

Part I – Financial Information

Item 1 – Financial Statements

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Note 2 – Restatement for Correction of an Error

Note 3 – Going Concern

Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Item 4 – Controls and Procedures

Part II – Other Information

Item 6 - Exhibits

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.  Additionally, section references to the various notes and to the Condensed Consolidated Financial Statements have been updated, as appropriate.

The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A(Exhibits 31.1, 31.2, 32.1 and 32.2),and the Company has provided its revised unaudited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

 TABLE OF CONTENTS

FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2020	December 31, 2019
	(Restated)
ASSETS

Current assets:
Cash	$478	$270
Accounts receivable, net	5,213	6,342
Inventories, net	7,230	6,569
Prepaid expenses and other current assets	3,404	3,119
Total current assets	16,325	16,300

Property and equipment, net	82	72
Right-of-use assets	5,313	-
Intangible assets, net	4,085	4,363
Goodwill	8,818	8,818
Other assets	815	834

Total assets	$35,438	$30,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,579	$6,313
Lease liabilities	837	-
Accrued expenses and other current liabilities	6,787	6,777
Accrued interest	15,402	13,895
Derivative liabilities	1,065	35
Notes payable and current portion of long-term debt, net	94,575	91,127
Total current liabilities	123,245	118,147

Lease Liabilities	5,117	-

Total long-term liabilities	5,117	-

Total liabilities	128,362	118,147

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 391,591,284 and 390,449,879 shares issued, respectively	392	390
Additional paid-in capital	231,251	231,253
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(324,037)	(318,873)
Total stockholders’ deficit	(92,924)	(87,760)

Total liabilities and stockholders' deficit	$35,438	$30,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2020	2019
	(Restated)
Net sales	$16,429	$19,971
Cost of sales	11,265	17,715

Gross profit	5,164	2,256

Operating costs and expenses:
Selling expenses	283	204
General and administrative expenses	6,857	6,838

Loss from operations	(1,976)	(4,786)

Other income (expense):
Interest expense, net	(2,158)	(2,718)
Loss on change in derivative liabilities	(1,030)	(1,263)
Other expense	-	(17)

Total other income (expense)	(3,188)	(3,998)

Loss before income taxes	(5,164)	(8,784)

Provision for income taxes	-	-

Total net loss	$(5,164)	$(8,784)

Weighted average number of common shares outstanding - basic	256,785,233	255,643,828
Net loss per common share - basic	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - diluted	256,785,233	255,643,828
Net loss per common share - diluted (See Note 1)	$(0.02)	$(0.03)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(283,156)	$(52,043)

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(324,037)	$(92,924)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,164)	$(8,784)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	267	567
Amortization of right-to-use assets	193	-
Amortization of debt discount	305	898
(Recovery for) provision for obsolete inventories	180	(978)
Provision for losses on accounts receivable	4,097	1,054
Loss on change in derivative liability	1,030	1,263
Other non-cash items	5	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,967)	(4,128)
Inventories	(843)	1,954
Prepaid expenses and other current assets	(285)	(193)
Other assets	18	18
Accounts payable	(1,734)	1,610
Lease liabilities	(192)	-
Accrued expenses and other current liabilities	2,157	272

Net cash used in operating activities	(2,933)	(6,474)

Cash flows from financing activities:
Proceeds from the issuance of debt	5,000	-
Repayment of debt	(2,312)	(63)
Net borrowings from revolving credit facility	453	1,983

Net cash provided by financing activities	3,141	1,920

Net decrease (increase) in cash	208	(4,554)
Cash at the beginning of the period	270	6,226

Cash at the end of the period	$478	$1,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$139	$30

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$-	$628

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

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2020, total allowances amounted to $9,982 of which $8,452 was related to doubtful accounts receivable. As of December 31, 2019, total allowances amounted to $5,884, of which $5,107 was related to doubtful accounts receivable. (See also Subsequent Events in Note 12).

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(5,164)	$(8,784)
Effect of dilutive securities on net loss: Common stock warrants	-	-

Total net loss for purpose of calculating diluted net loss per common share	$(5,164)	$(8,784)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	256,785,233	255,643,828
Weighted-average effect of dilutive securities: Common stock warrants	-	-

Total shares for purpose of calculating diluted net loss per common share	256,785,233	255,643,828

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.  Refer to Note 10 for further discussion of the Company's leases.

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

NOTE 2 – RESTATEMENT FOR CORRECTION OF AN ERROR

In connection with the preparation of the Company’s unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2020, the Company identified an error in the accounting for the allowance for doubtful accounts in the amount of $2.8 million relating to the Company’s accounts receivable from General Nutrition Centers that resulted in the allowance for doubtful accounts being understated at March 31, 2020. Accordingly, the Company is restating herein its previously issued unaudited condensed consolidated financial statements and the related disclosures for the three months ended March 31, 2020.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the correction of a misstatement discussed above as well as to add disclosure language as appropriate:

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Note 3 – Going Concern

Additionally, section references to the various notes and to the Condensed Consolidated Financial Statements have been updated, as appropriate. The financial statement misstatements reflected herein in did not impact total cash flows from operating, investing, or financing activities in the Company’s unaudited condensed consolidated statements of cash flows for any period previously presented.

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheets (Unaudited) and Consolidated Statement of Operations (Unaudited) as of and for the three months ended March 31, 2020 to the corresponding restated unaudited condensed consolidated financial statements for those respective periods (in thousands).

	March 31, 2020 (unaudited) As Previously Reported	Effect of Restatement (unaudited)	March 31, 2020 (unaudited) As Restated
ASSETS

Current assets:
Accounts receivable, net	$8,043	$(2,830)	$5,213
Total current assets	19,155	(2,830)	16,325

Total assets	38,268	(2,830)	35,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accumulated deficit	$(321,207)	$(2,830)	$(324,037)
Total stockholders’ deficit	(90,094)	(2,830)	(92,924)

Total liabilities and stockholders' deficit	38,268	(2,830)	35,438

	March 31, 2020 (unaudited) As Previously Reported	Effect of Restatement (unaudited)	March 31, 2020 (unaudited) As Restated
Operating costs and expenses:
General and administrative expenses	$4,027	$2,830	$6,857

Gain (loss) from operations	854	(2,830)	(1,976)

Loss before income taxes	(2,334)	(2,830)	(5,164)

Provision for income taxes	-	-	-

Total net loss	(2,334)	(2,830)	(5,164)

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2020, we had an accumulated deficit of $324,037 (restated). Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $106,920 (restated) as of March 31, 2020. We also have $94,575 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

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

NOTE 6 – INTANGIBLE ASSETS

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

NOTE 7 – DEBT

Debt consisted of the following as of:

	March 31,	December 31,
	2020	2019
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $532 and $563 at March 31, 2020 and December 31, 2019, respectively	4,468	4,437
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $314 and $354 at March 31, 2020 and December 31, 2019, respectively	3,686	3,646
February 2020 note payable to Great Harbor Capital, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $190 and $271 at March 31, 2020 and December 31, 2019, respectively	7,810	7,729
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $312 and $457 at March 31, 2020 and December 31, 2019, respectively	4,688	4,543
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $17 and $25 at March 31, 2020 andDecember 31, 2019, respectively	1,983	1,975
Macatawa Bank	15,000	15,000
Total related party debt	89,709	84,404

Senior Credit Facility with Midcap	4,866	4,413

Other Debt:
Huntington Holdings, LLC	-	2,310
Total other debt	-	2,310

Total debt	$94,575	$91,127

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor may, in its sole discretion and pursuant to draw requests made by the Company, loan us up to the maximum principal amount of $4,770. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. If Little Harbor, in its discretion, accepts a draw request made by the Company under this note, Little Harbor shall not transfer cash to the Company, but rather Little Harbor shall irrevocably agree to accept the principal amount of any monthly delayed draw under this note in lieu and in complete satisfaction of the Company’s obligation to make an equivalent dollar amount of periodic cash payments otherwise due to Little Harbor under the July 2014 note payable. During the year ended December 31, 2016, we requested and Little Harbor LLC approved, full draw amounts totaling $4,770. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 8). This note is unsecured and was to mature on January 28, 2019; however, on January 23, 2019, the Company and Little Harbor entered into Amendment No. 1 to the Little Harbor Delayed Draw Note, as amended and restated, which extended the maturity of this note to June 30, 2019; then on July 8, 2019, the Company and Little Harbor entered into Amendment No. 2 to the Little Harbor Delayed Draw Note, as amended and restated, which has an effective date of June 30, 2019 and extended the maturity of this note from June 30, 2019 to October 22, 2021.

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 8). The original maturity date of the January 2016 GH Note was January 28, 2019; however, on January 23, 2019, the Company and GH entered into Amendment No. 7 to the January 2016 GH Note, as amended and restated, which extended the maturity to June 30, 2019, then on July 8, 2019, the Company and GH entered into Amendment No. 8 to the January 2016 GH Note, as amended and restated, which has an effective date of June 30, 2019 and extended the maturity of this note to October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 8). The note was to mature on March 21, 2019; however, on January 23, 2019, the Company and GH entered into Amendment No. 6 to the March 2016 GH Note, which extended the maturity of this note to June 30, 2019, then on July 8, 2019, the Company and GH entered into Amendment No. 7 to the March 2016 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from June 30, 2019 to October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 8). The note was to mature on December 31, 2019; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the December 2016 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from December 31, 2019 to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 Secured Promissory Note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 8). The note was to mature on August 29, 2020; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the August 2017 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from August 29, 2020 to October 22, 2021.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 Secured Promissory Note, GH loaned the Company $5,000 ("July 2018 GH Note"). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note is payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 8). The note matures on January 27, 2020; however, on July 8, 2019, the Company and GH entered into the Amendment No. 1 to the July 2018 GH Note, which has an effective date of June 30, 2019 and extended the maturity date of this note from January 27, 2020 to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano Holdings LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 Secured Promissory Note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 8). The November 2018 GH Note matures on November 5, 2020; however, on July 8, 2019, the Company and GH entered into Amendment No. 1 to the November 2018 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from November 5, 2020 to October 22, 2021.

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

Golisano Holdings LLC.

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The Managing Director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”) acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 8). On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. On July 8, 2019, the Company and GH entered into Amendment No. 1 to the November 2014 GH Note, which has an effective date of June 30, 2019 and extended the maturity of this note from November 5, 2020 to October 22, 2021.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly (the “Golisano JL-US Note”). The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 8).

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta (the “Second Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 8).

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 Unsecured Promissory Note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was to mature on January 28, 2019; however, on January 28, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 8).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 Unsecured Promissory Note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was to mature on March 21, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021.This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 8).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an Unsecured Delayed Draw Promissory Note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). The Golisano LLC July 2016 Note was to mature on January 28, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to the Golisano LLC July 2016 Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 8). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 Unsecured Promissory Note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 8). The note was to mature on December 30, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to the Amended and Restated Golisano LLC December 2016 Note, as amended and restated, with an effective date of June 30, 2019, which extended the maturity date of the note from December 30, 2019 to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 Unsecured Promissory Note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 8). The note was to mature on December 30, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to the Golisano LLC March 2017 Note, as amended and restated, with an effective date of June 30, 2019, which extended the maturity date of the note from December 30, 2019 to October 22, 2021.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6% per annum as of March 31, 2020. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 8).

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

NOTE 8 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of March 31, 2020, and changes during the three months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2019	11,811,649	$0.14
Granted	-	-
Canceled / Expired	(1,110,330)	0.39
Exercised	(1,141,405)	0.00

Outstanding, March 31, 2020	9,559,914	$0.17

Midcap Warrant

In connection with the line of credit agreement with MidCap described in Note 7, we issued MidCap a warrant, exercisable through January 22, 2018, for an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.76 per share (the “MidCap Warrant 1”). We entered into a registration rights agreement with Midcap, dated as of January 22, 2015, granting MidCap certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the MidCap Warrant 1. The MidCap Warrant 1 was not exercised and expired on January 22, 2018.

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

On April 22, 2019 subsequent to entering into the MidCap Seventeenth Amendment as noted in Note 7, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $0.76 per share (the "MidCap Warrant 3”). The Company has reserved 500,000 shares of Company common stock for issuance under the MidCap Warrant 3. The MidCap Warrant 3, if exercisable, expires on April 22, 2021.

Penta Warrants

Pursuant to a stock purchase agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of our common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. We granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. (See also Subsequent Events in Note 12).

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals. (See also Subsequent Events in Note 12).

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

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants. JL Properties has transferred these rights to two individuals. (See also Subsequent Events in Note 12).

Golisano LLC Warrants (formerly Penta Warrants)

In connection with the November 13, 2014 note for $8,000 (see Note 7), Penta was issued a warrant to acquire 4,960,740 shares of the Company’s common stock at an aggregate exercise price of $0.01, through November 13, 2019. In connection with Penta’s consent to the terms of additional debt obtained by us, we also granted Penta a warrant to acquire 869,618 shares of common stock at a purchase price of $1.00 per share, through November 13, 2019. Both warrant agreements grant Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the warrants. Penta has the right, under certain circumstances, to require us to purchase all or any portion of the equity interest in the Company issued or represented by the warrant to acquire 4,960,740 shares at a price based on the greater of (i) the product of (x) ten times our adjusted EBITDA with respect to the twelve months preceding the exercise of the put right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the investor’s equity interest underlying the warrant. In the event (i) we do not have the funds available to repurchase the equity interest under the warrant or (ii) such repurchase is not lawful, adjustments to the principal of the note purchased by Penta will be made or, under certain circumstances, interest will be charged on the amount otherwise due for such repurchase. We have the right, under certain circumstances, to require Penta to sell to us all or any portion of the equity interest issued or represented by the warrant to acquire 4,960,740 shares. The price for such repurchase will be the greater of (i) the product of (x) eleven times our adjusted EBITDA with respect to the twelve months preceding the exercise of the call right times (y) the investor’s percentage ownership in the Company assuming full exercise of the warrant; or (ii) the fair market value of the equity interests underlying the warrant; or (iii) $3,750. In connection with Golisano LLC’s acquisition of the note payable from Penta on March 8, 2017 (see Note 7 above for additional information), these warrants were assigned to Golisano LLC. The Golisano LLC Warrants (formerly Penta Warrants) were not exercised and expired on November 13, 2019.

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-US, we issued JL-US warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL-US a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL-US certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1.00. In connection with Golisano LLC’s acquisition of the note payable from JL-US on March 8, 2017 (see Note 7 above for additional information), these warrants were assigned to Golisano LLC. The remaining 1,141,405 warrants related to the January 22, 2015 agreement (Warrant 2015-5, Warrant 2015-6, Warrant 2015-7 and Warrant 2015-8) were exercised on February 13, 2020. The 434,809 warrants related to the February 4, 2015 agreement (Warrant 2015-10, Warrant 2015-11, Warrant 2015-20, Warrant 2015-21 and Warrant 2015-23) expired unexercised on February 13, 2020.

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

Warrants Issued into Escrow

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 31, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano February 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 31, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

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

 Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note provides that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 7) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 16 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

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

NOTE 10 – LEASES

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

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

NOTE 12 – SUBSEQUENT EVENTS

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

Revenue and Accounts Receivable

A significant customer of the Company, General Nutrition Centers (GNC), declared bankruptcy on June 23, 2020. GNC was 17% and 13% of revenue in the three months ended March 31, 2020 and 2019, respectively. The Company has reserved all amounts related to accounts receivable due from GNC as of the balance sheet date.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of March 31, 2020, we had an accumulated deficit of $324,037 (restated). Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $106,920 (restated) as of March 31, 2020.  We also have $94,575 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

General and Administrative Expenses

Our general and administrative expenses decreased $19, or 0%, to $6,857 (restated) for the three months ended March 31, 2020 from $6,838 for the three months ended March 31, 2019.

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

Liquidity and Capital Resources

At March 31, 2020, we had an accumulated deficit of $324,037 (restated) primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $106,920 (restated) at March 31, 2020. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2020, we had cash of $478. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $2,933 for the three months ended March 31, 2020. During the three months ended March 31, 2020, we incurred a net increase in borrowings on our senior credit facility of $453 to fund our operations and debt repayment of $2,312.

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

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $2,933 for the three months ended March 31, 2020 as a result of our net loss of $5,164 (restated), a provision for losses on accounts receivable of $4,097 (restated) in doubtful accounts receivable, a non-cash loss on change in derivative liabilities of $1,030, other non-cash expenses totaling $950 net and an increase in net operating assets and liabilities of $3,847.  By comparison, for the three months ended March 31, 2019, net cash used in operating activities was $6,474 as a result of our net loss of $8,784, a non-cash loss on change in derivative liabilities of $1,263, an increase of $1,054 in doubtful accounts receivable, other non-cash expenses totaling $460 net and an increase in net operating assets and liabilities of $467.See the Condensed Consolidated Statements of Cash Flows included in this report for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months ended March 31, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.  Refer to Note 10 for further discussion of the Company's leases.

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

10.230

Fourth Amendment to Subordination Agreement, dated February 21, 2020, by and between Great Harbor Capital, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidated Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc. and Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 17, 2020	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Date: August 17, 2020	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer