Form 10-Q
period 2020-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2020-08-18
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(561) 443-4301
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, $0.001 par value, outstanding on August 17, 2020 was 258,058,131 shares.

 FINANCIAL INFORMATION

Item 1.     Financial Statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$458	$270
Accounts receivable, net	4,501	6,342
Inventories, net	9,092	6,569
Prepaid expenses and other current assets	3,052	3,119
Total current assets	17,103	16,300

Property and equipment, net	73	72
Right-of-use assets	5,117	-
Intangible assets, net	3,808	4,363
Goodwill	8,818	8,818
Other assets	793	834

Total assets	$35,712	$30,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,826	$6,313
Lease liabilities	839	-
Accrued expenses and other current liabilities	7,667	6,777
Accrued interest	17,022	13,895
Derivative liabilities	178	35
Notes payable and current portion of long-term debt, net	93,516	91,127
Total current liabilities	124,048	118,147

Long-term liabilities:
Lease liabilities	4,916	-
Notes payable and long-term debt, net of current	1,034	-
Total long-term liabilities	5,950	-

Total liabilities	129,998	118,147

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 392,864,182 and 390,449,879 shares issued, respectively	393	390
Additional paid-in capital	231,250	231,253
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(325,399)	(318,873)
Total stockholders’ deficit	(94,286)	(87,760)

Total liabilities and stockholders' deficit	$35,712	$30,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$12,212	$17,736	$28,641	$37,707
Cost of sales	9,388	12,324	20,653	30,039

Gross profit	2,824	5,412	7,988	7,668

Operating costs and expenses:
Selling expenses	341	128	624	332
General and administrative expenses	2,728	5,677	9,586	12,514

Loss from operations	(245)	(393)	(2,222)	(5,178)

Other income (expense):
Interest expense, net	(2,148)	(2,708)	(4,306)	(5,426)
Gain (loss) on change in derivative liabilities	886	(1,052)	(143)	(2,315)
Other income (expense)	145	(3)	145	(21)
Loss on disposition of property and equipment	-	(386)	-	(386)

Total other expense	(1,117)	(4,149)	(4,304)	(8,148)

Loss before income taxes	(1,362)	(4,542)	(6,526)	(13,326)

Provision for income taxes	-	-	-	-

Total net loss	$(1,362)	$(4,542)	$(6,526)	$(13,326)

Weighted average number of common shares outstanding - basic	257,210,800	255,643,828	256,985,474	255,643,828
Net loss per common share - basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding - diluted	258,235,795	255,643,828	256,985,474	255,643,828
Net loss per common share - diluted (See Note 1)	$(0.01)	$(0.02)	$(0.03)	$(0.05)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	390	231,253	(30)	134,806,051	(500)	(283,156)	(52,043)
Net loss	-	-	-	-	-	-	(4,542)	(4,542)
Balance, June 30, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(287,698)	$(56,585)

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	392	231,251	(30)	134,806,051	(500)	(324,037)	(92,924)
Shares issued upon exercise of warrants	1,272,898	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,362)	(1,362)
Balance, June 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(325,399)	$(94,286)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,526)	$(13,326)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	574	947
Amortization of right-to-use assets	390	-
Amortization of debt discount	521	1,797
(Recovery for) provision for obsolete inventories	479	(490)
(Recovery for) provision for losses on accounts receivable	(230)	1,381
Loss on change in derivative liability	143	2,315
Loss on disposal of property and equipment	-	386
Other non-cash items	1	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	2,073	(1,769)
Inventories	(3,004)	(431)
Prepaid expenses and other current assets	67	(1,572)
Other assets	38	39
Accounts payable	(1,486)	(579)
Lease liabilities	(391)	-
Accrued expenses and other current liabilities	4,657	2,906

Net cash used in operating activities	(2,694)	(8,465)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,674	-
Repayment of debt	(2,312)	(208)
Net borrowings from (payments on) revolving credit facility	(1,460)	4,567

Net cash provided by financing activities	2,902	4,359

Net increase (decrease) in cash	188	(4,126)
Cash at the beginning of the period	270	6,227

Cash at the end of the period	$458	$2,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$234	$913

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$-	$628

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	June 30, 2020	December 31, 2019
Contract Liabilities - Customer Deposits	$4,835	$2,071
Contract Liabilities - Guaranteed Returns	67	56

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Product Sales	$12,144	$17,500
Fulfillment Services	68	236

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Product Sales	$28,526	$37,254
Fulfillment Services	115	453

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
June 30, 2020:
Derivative liabilities	$178	$-	$-	$178
December 31, 2019:
Derivative liabilities	$35	$-	$-	$35

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2020, total allowances amounted to $5,653, of which $4,580 was related to doubtful accounts receivable. As of December 31, 2019, total allowances amounted to $5,884, of which $5,107 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories, and owner of the Reserveage Nutrition brands, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of June 30, 2020 and December 31, 2019 was $1,400.

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

Net Loss per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

When calculating diluted loss per share, if the effects are dilutive, companies are required to add back to net loss the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net loss, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,362)	$(4,542)	$(6,526)	$(13,326)
Effect of dilutive securities on net loss: Common stock warrants	(886)	-	-	-

Total net loss for purpose of calculating diluted net loss per common share	$(2,248)	$(4,542)	$(6,526)	$(13,326)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	257,210,800	255,643,828	256,985,474	255,643,828
Weighted-average effect of dilutive securities: Common stock warrants	1,024,995	-	-	-

Total shares for purpose of calculating diluted net loss per common share	258,235,795	255,643,828	256,985,474	255,643,828

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 25% and 34% of total sales for the three months ended June 30, 2020 and 2019, respectively, and 26% and 36% of total sales for the six months ended June 30, 2020 and 2019. Sales to one of those customers were approximately 10% and 14% of total sales for the three months ended June 30, 2020 and 2019, respectively, and 10% and 14% of total sales for the six months ended June 30, 2020 and 2019, respectively. Accounts receivable from the top three customers were approximately 44% and 33% of total accounts receivable as of June 30, 2020 and December 31, 2019, respectively. A single customer represents 20% and 38% of total accounts receivable as of June 30, 2020 and December 31, 2019, respectively, and this customer is a related party through a director who sits on both the Company’s board and that of the customer. A significant customer of the Company, General Nutrition Corporation (“GNC”), declared bankruptcy on June 23, 2020.  GNC was 17% and 13% of revenue in the three months ended June 30, 2020 and 2019, respectively. The Company has reserved all amounts related to accounts receivable due from GNC as of the balance sheet date.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months and six months ended June 30, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.  Refer to Note 9 for further discussion of the Company's leases.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments". ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of June 30, 2020, we had an accumulated deficit of $325,399. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $106,945 as of June 30, 2020.  We also have $93,516 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following as of:

	June 30, 2020	December 31, 2019
Raw materials	$1,063	$-
Finished goods	9,755	7,816
	10,818	7,816
Reserve for obsolete inventory	(1,726)	(1,247)

Inventories, net	$9,092	$6,569

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2020	December 31, 2019

Machinery and equipment	$36	$36
Leasehold improvements	20	-
Computers and other	88	88
	144	124
Accumulated depreciation and amortization	(71)	(52)

Property and equipment, net	$73	$72

Depreciation and amortization expense totaled $9 and $2 for the three months ended June 30, 2020 and 2019, respectively, and totaled $18 and $189 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	June 30, 2020	December 31, 2019

Trademarks	$3,458	$6,880
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
Other	-	753
	13,521	17,696
Accumulated amortization	(9,713)	(13,333)

Intangible assets, net	$3,808	$4,363

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 1 to 16 years. Amortization expense was $277 and $379 for the three months ended June 30, 2020, and 2019, respectively, and was $555 and $758 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 – DEBT

Debt consisted of the following as of:

	June 30,	December 31,
	2020	2019
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $472 and $563 at June 30, 2020 and December 31, 2019, respectively	4,527	4,437
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $241 and $354 at March 31, 2020 and December 31, 2019, respectively	3,759	3,646
February 2020 note payable to Great Harbor Capital, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $160 and $271 at June 30, 2020 and December 31, 2019, respectively	7,840	7,729
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $263 and $457 at June 30, 2020 and December 31, 2019, respectively	4,737	4,543
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $14 and $25 at June 30, 2020 and December 31, 2019, respectively	1,986	1,975
Macatawa Bank	15,000	15,000
Total related party debt	89,923	84,404

Senior Credit Facility with Midcap	2,953	4,413

Other Debt:
Huntington Holdings, LLC	-	2,310
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	-
Total other debt	1,674	2,310

Total debt	94,550	91,127
Less current portion	93,516	91,127

Long-term debt	$1,034	$-

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

Little Harbor has delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor, through March 31, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

GH has delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through March 31, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

Golisano LLC has delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the aforementioned notes held by Golisano LLC through March 31, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of June 30, 2020). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 6% per annum as of June 30, 2020. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owing on the Senior Credit Facility was $2,953 as of June 30, 2020.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. We amended our debt agreements with MidCap, Penta and JL-US, effective July 29, 2016, to, among other things, reset the financial covenants of each debt agreement. As of June 30, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,953 as of June 30, 2020.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of June 30, 2020, and changes during the three months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2019	11,811,649	$0.14
Granted	-	-
Canceled / Expired	(3,362,644)	0.48
Exercised	(2,414,303)	0.01

Outstanding, June 30, 2020	6,034,702	$0.07

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

Penta Warrants

Pursuant to a stock purchase agreement dated June 30, 2015, a warrant was issued to Penta to purchase an aggregate 807,018 shares of our common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020. We granted Penta certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The 807,018 warrants were exercised on June 23, 2020.

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrant was subsequently assigned by JL to two individuals. The warrants expired unexercised on June 30, 2020.

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

The first 465,880 warrants (Warrant 2016-9 and Warrant 2016-10) and the second 86,962 warrants (Warrant 2015-14) which were issued in conjunction with the reimbursement agreement with JL Properties related to the commercial line of credit were exercised on April 20, 2020.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. We have reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. On February 6, 2016, Golisano LLC exercised the Golisano Warrant in part for 509,141 shares of the Company’s common stock for an aggregate purchase price of $1.00. During the year ended December 31, 2016, the Golisano Warrant was cancelled in part for 6,857,143 shares pursuant to the cancellation of a portion of the Outstanding Warrants. As of June 30, 2020, we have reserved 1,034,701 shares of our common stock for issuance under the Golisano Warrant.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 will be increased if our adjusted EBITDA or the market price of the Company’s common stock do not meet certain defined amounts. We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of June 30, 2020, we have estimated the total fair value of the derivative liabilities to be $178 as compared to $35 as of December 31, 2019. We had the following activity in our derivative liabilities account for the six months ended June 30, 2020:

Derivative liabilities as of December 31, 2019	$35
Gain on change in fair value of derivative liabilities	143

Derivative liabilities as of June 30, 2020	$178

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

For the three months and six months ended June 30, 2020, the Company incurred $297 and $622, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $129 and $195, respectively, was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of June 30, 2020, the maturities of the Company’s lease liabilities were as follows:

2020 (excluding the six months ended June 30, 2020)	$646
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,395
Total lease payments	7,424
Less: imputed interest	(1,669)
Present value of lease liabilities	$5,755

Included below is other information regarding leases for the three-month and six-month periods ended June 30,2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sublease income	$188	$376
Cash paid for operating leases	$317	$634
Weighted average remaining lease term (years) - operating leases	6.4	6.4
Weighted average discount rate – operating leases	8.25%	8.25%

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in the success of the Company. From January through December 2015, the Company granted restricted stock units to certain employees of the Company pursuant to the TCC Plan. Each restricted stock unit relates to one share of the Company’s common stock. The restricted stock unit awards vest 25% each annually on various dates through 2019. The Company estimated the grant date fair market value per share of the restricted stock units and is amortizing the total estimated grant date value over the vesting periods. As of June 30, 2020, 7,194,412 shares remain available for use in the TCC Plan.

Common Stock Repurchase

On January 5, 2017, pursuant to a repurchase agreement 642,366 shares of the Company’s common stock were purchased by the Company for an aggregate repurchase price of less than $1.00.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2020, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. As of June 30, 2020, we had an accumulated deficit of $325,399. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $106,945 as of June 30, 2020.  We also have $93,516 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Net Sales

Our net sales decreased $5,524, or 31%, to $12,212 for the three months ended June 30, 2020 from $17,736 for the three months ended June 30, 2019. On a year-to-date basis, our net sales decreased $9,066, or 24%, to $28,641 for the six months ended June 30, 2020 from $37,707 for the six months ended June 30, 2019. This decrease in our net sales is primarily due to focusing on fewer inventory SKUs and changing customer base, as well as the impacts of the COVID-19 pandemic.

Gross Profit

Our gross profit decreased $2,588, or 48%, to $2,824 for the three months ended June 30, 2020 from $5,412 for the three months ended June 30, 2019. On a year-to-date basis, our gross profit increased $320, or 4%, to $7,988 for the six months ended June 30, 2020 from $7,668 for the six months ended June 30, 2019. The decrease in our gross profit for the three-month period ended June 30, 2020 is derived from shifts in the margin mix of sales. The increase in our gross profit for the six-month period ended June 30, 2020 is due to a focus on fewer SKUs with higher margins.

Selling Expenses

Our selling expenses increased $213, or 166%, to $341 for the three months ended June 30, 2020 from $128 for the three months ended June 30, 2019. On a year-to-date basis, our selling expenses increased $292, or approximately 88%, to $624 for the six months ended June 30, 2020 from $332 for the six months ended June 30, 2019. The increase in selling expenses in 2020 is primarily due to advertising and marketing campaigns related to the targeted SKUs and customer base.

General and Administrative Expenses

Our general and administrative expenses decreased $2,949, or 52%, to $2,728 for the three months ended June 30, 2020 from $5,677 for the three months ended June 30, 2019. On a year-to-date basis, our selling, general and administrative expenses decreased $2,928, or approximately 23%, to $9,586 for the six months ended June 30, 2020 from $12,514 for the six months ended June 30, 2019. The decrease in general and administrative expenses for the three-months and six-months periods ended June 30, 2020 is related to the Company’s rightsizing initiatives.

Interest Expense, Net

Our interest expense decreased $560, or 21%, to $2,148 for the three months ended June 30, 2020 from $2,708 for the three months ended June 30, 2019. On a year-to-date basis, our interest expense decreased by $1,120, or 21%, to $4,306 for the six months ended June 30, 2020 from $5,426 for the six months ended June 30, 2019. The decrease is primarily due to debt reductions in 2020 compared to increased debt in the first quarter of 2019, including the payoff of the Huntington Holdings debt.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations.  During the three months ended June 30, 2020, we reported a gain on change in derivative liabilities of $886. During the three months ended June 30, 2019, we reported a loss on change in derivative liabilities of $1,052. During the six months ended June 30, 2020, we reported a loss on change in derivative liabilities of $143. During the six months ended June 30, 2019, we reported a loss on change in derivative liabilities of $2,315.

Liquidity and Capital Resources

At June 30, 2020, we had an accumulated deficit of $325,399 primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $106,945 at June 30, 2020. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of June 30, 2020, we had cash of $458. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $2,694 for the six months ended June 30, 2020. During the six months ended June 30, 2020, we incurred net payments on our senior credit facility of $1,460 and debt repayment of $2,312.

Our total liabilities increased by $11,851 to $129,998 at June 30, 2020 from $118,147 at December 31, 2019.  This increase in our total liabilities was primarily due to the increase of $6,674 in notes payable and $5,954 in lease liabilities with the adoption of ASC 842. For discussion of our debt financings completed during the six months ended June 30, 2020, see Notes 6 and 7 in the Notes to Condensed Consolidated Financial Statements included in this report.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $2,649 for the six months ended June 30, 2020 as a result of our net loss of $6,526, a recovery for losses on accounts receivable of $230 in doubtful accounts receivable, a non-cash loss on change in derivative liabilities of $143, other non-cash expenses totaling $1,965 net and an increase in net operating assets and liabilities of $1,954.  By comparison, for the six months ended June 30, 2019, net cash used in operating activities was $8,465 as a result of our net loss of $13,326, a non-cash loss on change in derivative liabilities of $2,315, a provision for losses on accounts receivable of $1,381, other non-cash expenses totaling $2,571 net and an increase in net operating assets and liabilities of $1,406.See the Condensed Consolidated Statements of Cash Flows included in this report for additional information.

Net cash provided by financing activities was $2,902 for the six months ended June 30, 2020, consisting of net payments of $1,460 under our revolving credit facility, proceeds from the issuance of debt of $6,674, and repayment of debt of $2,312.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the six months ended June 30, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor, Little Harbor and Golisano Holdings pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through March 31, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes.  On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities. While we intend to pursue the forgiveness of the PPP loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months ended June 30, 2020 are presented under Topic 842.  No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.6 million and operating right-of-use assets of $4 million.  Refer to Note 9 for further discussion of the Company's leases.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of June 30, 2020, the Company is not aware of any legal proceedings that could have a material impact on the Company’s finances.

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

As of June 30, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,953 as of June 30, 2020.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 18, 2020	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Date: August 18, 2020	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer