Form 10-Q
period 2020-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2020-11-16
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-55181

Twinlab Consolidated Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 T-Rex Avenue, Suite 305 Boca Raton, Florida (Address of principal executive offices)	33431 (Zip Code)

(561) 443-4301

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TLCC	OTC.PK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.001, outstanding on November 16, 2020 was 258,058,131 shares.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financings, or other arrangements, and the potential impact of the COVID-19 pandemic on our business operations.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2020 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Twinlab Consolidated Holdings, Inc.

Form 10-Q

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$877	$270
Accounts receivable, net	5,654	6,342
Inventories, net	8,234	6,569
Prepaid expenses and other current assets	3,627	3,119
Total current assets	18,392	16,300

Property and equipment, net	64	72
Right-of-use assets	4,916	-
Intangible assets, net	3,531	4,363
Goodwill	8,818	8,818
Other assets	778	834

Total assets	$36,499	$30,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,870	$6,313
Lease liabilities	696	-
Accrued expenses and other current liabilities	8,674	6,777
Accrued interest	18,648	13,895
Derivative liabilities	-	35
Notes payable and current portion of long-term debt, net	96,142	91,127
Total current liabilities	127,030	118,147

Long-term liabilities:
Lease liabilities	4,851	-
Notes payable and long-term debt, net of current	756	-
Total long-term liabilities	5,607	-

Total liabilities	132,637	118,147

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 392,864,182 and 390,449,879 shares issued, respectively	393	390
Additional paid-in capital	231,250	231,253
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(327,251)	(318,873)
Total stockholders’ deficit	(96,138)	(87,760)

Total liabilities and stockholders' deficit	$36,499	$30,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$18,371	$19,851	$47,012	$57,558
Cost of sales	14,669	18,188	35,322	48,227

Gross profit	3,702	1,663	11,690	9,331

Operating costs and expenses:
Selling expenses	420	1,300	1,044	1,412
General and administrative expenses	2,981	4,198	12,567	16,933

Income (loss) from operations	301	(3,835)	(1,921)	(9,014)

Other income (expense):
Interest expense, net	(2,183)	(2,154)	(6,489)	(7,580)
Gain on change in derivative liabilities	178	2,789	35	474
Other (expense)	(148)	(16)	(3)	(36)
Loss on disposition of property and equipment	-	-	-	(386)

Total other income (expense)	(2,153)	619	(6,457)	(7,528)

Loss before income taxes	(1,852)	(3,216)	(8,378)	(16,542)

Provision for income taxes	-	-	-	-

Total net loss	$(1,852)	$(3,216)	$(8,378)	$(16,542)

Weighted average number of common shares outstanding - basic	258,058,131	255,643,828	257,345,636	255,643,828
Net loss per common share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - diluted	259,086,721	266,746,810	260,486,654	266,746,810
Net loss per common share - diluted (See Note 2)	$(0.01)	$(0.02)	$(0.03)	$(0.06)

The accompanying notes are an integra l part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(8,784)	(8,784)
Balance, March 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(283,156)	$(52,043)
Net loss	-	-	-	-	-	-	(4,542)	(4,542)
Balance, June 30, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(287,698)	$(56,585)
Net loss	-	-	-	-	-	-	(3,216)	(3,216)
Balance, September 30, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(290,914)	$(59,801)

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(324,037)	$(92,924)
Shares issued upon exercise of warrants	1,272,898	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,362)	(1,362)
Balance, June 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(325,399)	$(94,286)
Net loss	-	-	-	-	-	-	(1,852)	(1,852)
Balance, September 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(327,251)	$(96,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,378)	$(16,542)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	860	1,330
Amortization of right-to-use assets	591	-
Amortization of debt discount	736	1,962
Recovery for provision for obsolete inventories	(206)	(83)
Provision (recovery) for losses on accounts receivable	(3,251)	2,700
Gain on change in derivative liability	(35)	(474)
Loss on disposal of property and equipment	-	386
Other non-cash items	-	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	3,939	(2,245)
Inventories	(1,459)	779
Prepaid expenses and other current assets	(508)	1,391
Other assets	56	(194)
Accounts payable	(3,443)	255
Lease liabilities	(599)	-
Accrued expenses and other current liabilities	7,289	3,135

Net cash used in operating activities	(4,408)	(7,722)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,674	-
Repayment of debt	(2,310)	(955)
Net borrowings from revolving credit facility	671	4,555

Net cash provided by financing activities	5,035	3,600

Net increase (decrease) in cash	607	(4,142)
Cash at the beginning of the period	270	6,227

Cash at the end of the period	$877	$2,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,032	$938

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$-	$628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(amounts in thousands, except share and per share amounts)

Note 1 – Nature of Business

Nature of Business

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of September 30, 2020, we had an accumulated deficit of $327,251. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $108,638 as of September 30, 2020. We also have $96,142 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

Except as described herein, there have been no changes in the Company’s significant accounting policies as described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on May 29, 2020. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	September 30, 2020	December 31, 2019
Contract Liabilities - Customer Deposits	$4,239	$2,071
Contract Liabilities - Guaranteed Returns	58	56
	$4,297	$2,127

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Product Sales	$18,291	$19,761
Fulfillment Services	80	90
	$18,371	$19,851

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Product Sales	$46,817	$57,015
Fulfillment Services	195	543
	$47,012	$57,558

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Total	Level 1	Level 2	Level 3
September 30, 2020:
Derivative liabilities	$-	$-	$-	$-
December 31, 2019:
Derivative liabilities	$35	$-	$-	$35

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2020, total allowances amounted to $2,633, of which $1,375 was related to doubtful accounts receivable. As of December 31, 2019, total allowances amounted to $5,884, of which $5,107 was related to doubtful accounts receivable.

A significant customer of the Company, General Nutrition Corporation (“GNC”), declared bankruptcy on June 23, 2020.  The Company has reserved the full amount of $2,829 related to accounts receivable due from GNC as of the balance sheet date.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,852)	$(3,216)	$(8,378)	$(16,542)
Effect of dilutive securities on net loss: Common stock warrants	(178)	(2,789)	(35)	(474)

Total net loss for purpose of calculating diluted net loss per common share	$(2,030)	$(6,005)	$(8,413)	$(17,016)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	258,058,131	255,643,828	257,345,636	255,643,828
Weighted-average effect of dilutive securities: Common stock warrants	1,028,590	11,102,982	3,141,018	11,102,982

Total shares for purpose of calculating diluted net loss per common share	259,086,721	266,746,810	260,486,654	266,746,810

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 27% and 33% of total sales for the three months ended September 30, 2020 and 2019, respectively, and 24% and 34% of total sales for the nine months ended September 30, 2020 and 2019. Sales to one of those customers were approximately 15% and 13% of total sales for the three months ended September 30, 2020 and 2019, respectively, and 9% and 13% of total sales for the nine months ended September 30, 2020 and 2019, respectively. A single customer represents 5% and 4% of total accounts receivable as of September 30, 2020 and December 31, 2019, respectively, and this customer is a related party through a director who sits on both the Company’s board and that of the customer. A significant customer of the Company, General Nutrition Corporation (“GNC”), declared bankruptcy on June 23, 2020. GNC was 3% and 13% of revenue in the three months ended September 30, 2020 and 2019, respectively. The Company has reserved all amounts related to accounts receivable due from GNC as of the balance sheet date.

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

New and Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350) which removes Step 2 of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. The adoption of this guidance effective January 1, 2020 did not have a significant impact on our consolidated financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the three months and nine months ended September 30, 2020 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our prior status as an emerging growth company allowed us to defer the adoption until the annual reporting period beginning January 1, 2019, and interim reporting periods within the annual reporting period beginning January 1, 2020.  These condensed consolidated interim financial statements include the adoption of ASU 2014-09.  Beginning in our interim reporting period for the three months ended March 31, 2020, the Company used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to condensed consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019, respectively.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$1,277	$-
Finished goods	7,998	7,816
	9,275	7,816
Reserve for obsolete inventory	(1,041)	(1,247)

Inventories, net	$8,234	$6,569

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2020	December 31, 2019

Trademarks	$3,459	$6,880
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
Other	-	753
	13,522	17,696
Accumulated amortization	(9,991)	(13,333)

Intangible assets, net	$3,531	$4,363

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 1 to 16 years. Amortization expense was $277 and $379 for the three months ended September 30, 2020, and 2019, respectively, and was $832 and $1,137 for the nine months ended September 30, 2020 and 2019, respectively.

Note 5 – Debt

Debt consisted of the following:

	September 30,	December 31,
	2020	2019
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $261 and $563 at September 30, 2020 and December 31, 2019, respectively	4,739	4,437
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $317 and $354 at September 30, 2020 and December 31, 2019, respectively	3,683	3,646
February 2020 note payable to Great Harbor Capital, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $130 and $271 at September 30, 2020 and December 31, 2019, respectively	7,870	7,729
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $214 and $457 at September 30, 2020 and December 31, 2019, respectively	4,786	4,543
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $12 and $25 at September 30, 2020 and December 31, 2019, respectively	1,988	1,975
Macatawa Bank	15,000	15,000
Total related party debt	90,140	84,404

Senior Credit Facility with Midcap	5,084	4,413

Other Debt:
Huntington Holdings, LLC	-	2,310
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	-
Total other debt	1,674	2,310

Total debt	96,898	91,127
Less current portion	96,142	91,127

Long-term debt	$756	$-

Little Harbor LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018 we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (“Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020; however, Little Harbor and the Company amended this note to extend the maturity to October 22, 2021.

July 2016 Note Payable to Little Harbor, LLC

In July 2016, we issued an unsecured delayed draw promissory note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor loaned us the full approved amount of $4,770 during the year ended December 31, 2016. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 6). This note is unsecured and was scheduled to mature on January 28, 2019; however, in January 2019, the Company and Little Harbor amended this note to extend the maturity to June 30, 2019; then in July 2019, the Company and Little Harbor amended the note to extend the maturity to October 22, 2021.

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The original maturity date of the January 2016 GH Note was January 28, 2019; however, on January 23, 2019, the Company and GH amended the January 2016 GH Note to extend the maturity to June 30, 2019, then in July, 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on March 21, 2019; however, in January 2019, the Company and GH amended this note to extend the maturity to June 30, 2019, then in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on December 31, 2019; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on August 29, 2020; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 (“February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

As previously reported, on February 6, 2018, the Company issued an amended and restated secured promissory note to GH (“A&R August 2017 GH Note”) replacing the prior secured promissory note issued on August 30, 2017. The amendment and restatement added a requirement that when the Company consummates any Special Asset Disposition (as defined in the February 2018 GH Note), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the A&R August 2017 GH Note and any other note subject to the Intercreditor Agreement (defined below). The interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017; however, the maturity date has been extended to October 22, 2021.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 secured promissory note, GH loaned the Company $5,000 ("July 2018 GH Note"). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note was payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 6). The note was scheduled to mature on January 27, 2020; however, in July 2019, the Company and GH amended this note to extend the maturity date to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano Holdings LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 6). The November 2018 GH Note was scheduled to mature on November 5, 2020; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

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

Golisano Holdings LLC

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The managing director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”) acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The Company and Golisano LLC amended this note to extend the maturity from November 5, 2020 to October 22, 2021. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 6).

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly (the “Golisano JL-US Note”). The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 6).

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta (the “Second Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matures on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 6).

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019; however, on January 28, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019; however, on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 1 to Amended and Restated Unsecured Promissory Note, which extended the maturity date of the note to June 30, 2019, then on July 8, 2019, the Company and Golisano LLC entered into Amendment No. 2 to Amended and Restated Unsecured Promissory Note, with an effective date of June 30, 2019, which extended the maturity date of the note from June 30, 2019 to October 22, 2021.This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019; however, in July 2019, the Company and Golisano LLC amended this note to extend the maturity date to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6).

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6). The note was scheduled to mature on December 30, 2019; however, in July 2019, the Company and Golisano LLC amended this note to extend the maturity date to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6). The note was scheduled to mature on December 30, 2019; however, in July 2019, the Company and Golisano LLC amended this note to extend the maturity date to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021; however, in July 2019, the Company and Golisano LLC amended this note to extend the maturity date to October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 unsecured promissory note (“Golisano LLC February 2020 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8%, with the principal payable at the maturity date of October 22, 2021.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan matures on November 30, 2020. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of September 30, 2020). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP has entered into a limited guaranty, dated as of December 4, 2018, in favor of Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest.

Senior Credit Facility with Midcap

On January 22, 2015, we entered into a three-year $15,000 revolving credit facility (the “Senior Credit Facility”) pursuant to a credit and security agreement, based on our accounts receivable and inventory, which could be increased to up to $20,000 upon satisfaction of certain conditions, with MidCap. MidCap subsequently assigned the agreement to an affiliate, Midcap Funding X Trust.

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of September 30, 2020. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 6).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $5,084 as of September 30, 2020.

Other Debt

2014 Huntington Holdings, LLC

On June 2, 2017, the Company issued an unsecured promissory note (the “Huntington Note”) in favor of 2014 Huntington Holdings LLC (“Huntington”). In June 2019, the Company and Huntington amended the Huntington Note relating to an original principal amount of $3,210 to extend the maturity date to September 3, 2019. The Company satisfied the note as of March 18, 2020.

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin December 1, 2020. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC utilized and will continue to utilized the proceeds of the PPP Loan for payroll, office rent, and utilities which will allow the Company to seek forgiveness for this loan.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of September 30, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $5,084 as of September 30, 2020.

Note 6 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of September 30, 2020, and changes during the nine months then ended:

	Shares Underlying Warrants	Weighted Average xercise Price

Outstanding, December 31, 2019	11,811,649	$0.14
Granted	-	-
Canceled / Expired	(4,397,346)	0.37
Exercised	(2,414,303)	0.00

Outstanding, September 30, 2020	5,000,000	$0.09

Midcap Warrant

The line of credit agreement with MidCap described in Note 5 has been amended from time to time and when it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned GH notes and Golisano LLC notes. On April 22, 2019 subsequent to entering into the MidCap Seventeenth Amendment as noted in Note 5, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $0.76 per share (the "MidCap Warrant 3”). The Company has reserved 500,000 shares of Company common stock for issuance under the MidCap Warrant 3. The MidCap Warrant 3, if exercisable, expires on April 22, 2021.

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

The first warrant was exercisable for an aggregate of 465,880 shares of common stock, subject to certain adjustments, at an aggregate purchase price of $0.01, at any time prior to April 30, 2020. In addition to adjustments on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property, the number of shares of common stock issuable pursuant to the warrant could have been increased in the event our consolidated adjusted EBITDA (as defined in the warrant agreement) for the fiscal year ended December 31, 2019 did not equal or exceed $19,250. JL Properties subsequently assigned the warrant to two individuals.

On December 31, 2019, our adjusted EBIDTA yielded a negative calculation; therefore, the warrant did not increase in number of shares of common stock.

The second warrant was exercisable for an aggregate of 86,962 shares of common stock, at a per share purchase price of $1.00, at any time prior to April 30, 2020. The number of shares issuable upon exercise of the second warrant was subject to adjustment on terms and conditions customary for a transaction of this nature in the event of (i) reorganization, recapitalization, stock split-up, combination of shares, mergers, consolidations and (ii) sale of all or substantially all of our assets or property.

We have granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable on exercise of the two warrants. JL Properties has transferred these rights to two individuals.

On April 30, 2020 the Company extended the related letter of credit to April 30, 2021 for consideration of $25 to JL Properties.

The first 465,880 warrants (Warrant 2016-9 and Warrant 2016-10) were exercised on April 20, 2020 and the second 86,962 warrants (Warrant 2015-14) expired unexercised on April 30, 2020, both of which were issued in conjunction with the reimbursement agreement with JL Properties related to the commercial line of credit.

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-US, we issued JL-US warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. On February 4, 2015, we also granted to JL-US a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, through February 13, 2020. Both warrant agreements grant JL-US certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. These warrants were subsequently assigned to two individuals. During the year ended December 31, 2016, these individuals exercised warrants for a total of 1,187,995 shares of the Company’s common stock for total proceeds to the Company of less than $1.00. In connection with Golisano LLC’s acquisition of the note payable from JL-US on March 8, 2017 (see Note 5 above for additional information), these warrants were assigned to Golisano LLC. The remaining 1,141,405 warrants related to the January 22, 2015 agreement (Warrant 2015-5, Warrant 2015-6, Warrant 2015-7 and Warrant 2015-8) were exercised on January 20, 2020. The 434,809 warrants related to the February 4, 2015 agreement (Warrant 2015-10, Warrant 2015-11, Warrant 2015-20, Warrant 2015-21 and Warrant 2015-23) expired unexercised on February 13, 2020.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant (the “Golisano Warrant”),which Golisano Warrant is intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties (the “Outstanding Warrants”), Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. Upon issuance we had reserved 12,697,977 shares of common stock for issuance under the Golisano Warrant. The purchase price for any shares of common stock issuable upon exercise of the Golisano Warrant is $.001 per share. The Golisano Warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the Outstanding Warrants and our delivery of notice thereof to Golisano LLC. The Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an Outstanding Warrant in consideration for the termination of or agreement not to exercise such Outstanding Warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the Golisano Warrant. As of September 30, 2020, all Outstanding Warrants had expired or been exercised.

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

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The November 2018 GH Warrant is exercisable on any business day prior to the expiration date. The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 5, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which will be amortized over the term of the November 2018 GH Note.

Warrants Issued into Escrow

At September 30, 2020, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. These Escrow Warrants are as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which has been extended to October 22, 2021 – See Note 5) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

Note 7 – Derivative Liabilities

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 were subject to increase if our adjusted EBITDA or the market price of the Company’s common stock did not meet certain defined amounts. We recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants were recorded as derivative liabilities with a corresponding gain or loss recorded to our condensed consolidated statements of comprehensive loss for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of September 30, 2020, all the associated warrants were either exercised or expired, and therefore the value of the derivative liabilities was zero. We estimated the total fair value of the derivative liabilities to be $35 as of December 31, 2019. We had the following activity in our derivative liabilities account for the nine months ended September 30, 2020:

Derivative liabilities as of December 31, 2019	$35
Gain on change in fair value of derivative liabilities	(35)

Derivative liabilities as of September 30, 2020	$-

The value of the derivative liabilities was generally estimated using an options lattice model with multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project EBITDA and other reset events. These inputs and assumptions were subject to management’s judgment.

Note 8 – Leases

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

For the three months and nine months ended September 30, 2020, the Company incurred $236 and $858, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $51 and $246, respectively, was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of September 30, 2020, the maturities of the Company’s lease liabilities were as follows:

2020 (excluding the nine months ended September 30, 2020)	$323
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,395
Total lease payments	7,101
Less: imputed interest	(1,554)
Present value of lease liabilities	$5,547

Included below is other information regarding leases for the three-month and nine-month periods ended September 30, 2020.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Sublease income	$189	$565
Cash paid for operating leases	$322	$956
Weighted average remaining lease term (years) - operating leases	6.2	6.2
Weighted average discount rate – operating leases	8.25%	8.25%

As previously disclosed in our financial statements for the year ended December 31, 2019, future minimum lease payments under ASC 840 for operating leases were as follows:

Years Ending December 31,	Operating Leases

2020	$1,280
2021	1,144
2022	1,052
2023	1,079
2024	1,108
Thereafter	2,394

$8,057

Note 9 – Stockholders’ Deficit

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2019 or September 30, 2020. As of September 30, 2020, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2020, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID pandemic; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

Overview

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

In most periods since our formation, we have generated losses from operations. As of September 30, 2020, we had an accumulated deficit of $327,251. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Because of this history of operating losses, significant interest expense on our debt, and the recording of significant derivative liabilities, we have a working capital deficiency of $108,638 as of September 30, 2020.  We also have $96,142 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Net sales	$18,371	$19,851	$(1,480)	-7%	$47,012	$57,558	$(10,546)	-18%
Cost of sales	14,669	18,188	(3,519)	-19%	35,322	48,227	(12,905)	-27%
Gross profit	3,702	1,663	2,039	123%	11,690	9,331	2,359	25%
Operating costs and expenses:
Selling expenses	420	1,300	(880)	-68%	1,044	1,412	(368)	-26%
General and administrative expenses	2,981	4,198	(1,217)	-29%	12,567	16,933	(4,366)	-26%
Income (loss) from operations	301	(3,835)	4,136	108%	(1,921)	(9,014)	7,093	79%

Other income (expense):
Interest expense, net	(2,183)	(2,154)	29	1%	(6,489)	(7,580)	(1,091)	-14%
Gain (loss) on change in derivative liabilities	178	2,789	(2,611)	-94%	35	474	(439)	-93%
Other expense	(148)	(16)	132	825%	(3)	(36)	(33)	-92%
Loss on disposition of property and equipment	-	-	-	0%	-	(386)	386	100%
Total other income (expense)	(2,153)	619	(2,772)	-448%	(6,457)	(7,528)	1,071	14%

Loss before income taxes	(1,852)	(3,216)	(1,364)	-42%	(8,378)	(16,542)	(8,164)	-49%

Provision for income taxes	-	-			-	-

Total net loss	$(1,852)	$(3,216)	$(1,364)	-42%	$(8,378)	$(16,542)	$(8,164)	-49%

Net Sales

The decrease in our net sales by 7% and 18% for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019, respectively, is primarily due to our focusing on fewer inventory SKUs and changing customer base, as well as the impacts of the COVID-19 pandemic.

Gross Profit

Our overall gross profit increase of 123% and 25% for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019, respectively, was primarily due to a focus on fewer SKUs with higher margins offset by shifts in the margin mix of sales.

Selling Expenses

Our selling expenses decreased by 68% and 26% for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019, respectively, primarily due to reduced advertising and marketing campaigns related to the targeted SKUs and customer base.

General and Administrative Expenses

Our general and administrative expenses decreased by 29% and 26% for the three and nine month periods ended September 30, 2020 compared to the same period in 2019, respectively, due to the Company’s rightsizing initiatives.

Interest Expense, Net

Our interest expense was relatively unchanged with a $29 or 1% increase for the three months ended September 30, 2020 compared to the same prior year period. On a year-to-date basis, our interest expense decreased by $1.1 million, or 14%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease is primarily due to debt reductions in 2020 compared to increased debt in the first quarter of 2019, including the payoff of the Huntington Holdings debt, as well as extension of the debt maturities, which decreased the monthly amount of interest recognized from debt discount amortization.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations. As of September 30, 2020, none of the warrants that resulted in the recording of the related derivative liabilities is outstanding.

Liquidity and Capital Resources

At September 30, 2020, we had an accumulated deficit of $327.3 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $108,638 at September 30, 2020. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of September 30, 2020, we had cash of $877. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,408 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we incurred a net borrowings from our senior credit facility of $671 and debt repayment of $2,310.

Our total liabilities increased by $14.5 million to $132.6 million at September 30, 2020 from $118.1 million at December 31, 2019. This increase in our total liabilities was primarily due to the increase of $5.8 million in notes payable and $5.5 million in lease liabilities with the adoption of ASC 842.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2020 as a result of our net loss of $8.4 million, a recovery for losses on accounts receivable of $3,251 in doubtful accounts receivable, a non-cash gain on change in derivative liabilities of $35, other non-cash expenses totaling $1,981 net and an increase in net operating assets and liabilities of $5,275. By comparison, for the nine months ended September 30, 2019, net cash used in operating activities was $7.7 million as a result of our net loss of $16.5 million, a provision for losses on accounts receivable of $2,700, a non-cash gain on change in derivative liabilities of $474, a loss on disposal of property and equipment of $386, other non-cash expenses totaling $3,087 net and an increase in net operating assets and liabilities of $3,121.

Net cash provided by financing activities was $5,035 for the nine months ended September 30, 2020, consisting of net borrowings of $671 under our revolving credit facility, proceeds from the issuance of debt of $6,674, and repayment of debt of $2,310.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the nine months ended September 30, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

During the fourth quarter of 2018, management identified material weaknesses in the selection and testing of our third-party logistics (“3PL”) and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards (“SSAE 18”). The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

During the first quarter of 2020, management identified material weaknesses related to our financial reporting procedures which resulted in the Company not properly recording a reserve for accounts receivable related to a significant customer that had recently entered bankruptcy proceedings. This material weakness caused the Company to have to amend its 2020 first quarter 10-Q on August 17, 2020 to properly state our financial position. Management believes that this control failure has been resolved with staffing changes and system improvements.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any legal proceedings that could have a material impact on the Company’s finances.

Item 1A.  Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of September 30, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $5,084 as of September 30, 2020.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

10.223	Settlement and Release Agreement, dated March 9, 2020, by and between Twinlab Consolidated Holdings, Inc. and Anthony Zolezzi.

10.224	Settlement and Release Agreement, dated March 13, 2020, by and between Twinlab Consolidated Holdings, Inc. and 2014 Huntington Holdings, LLC.

10.225	Unsecured Promissory Note, dated February 21, 2020, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC.

10.226	Unsecured Promissory Note, dated February 21, 2020, issued by Twinlab Consolidated Holdings, Inc. in favor of Great Harbor Capital, LLC.

10.227	Fifth Amendment to Subordination Agreement, dated February 21, 2020, by and between Golisano Holdings LLC and Midcap Funding IV Trust.

10.228	Third Amendment to Subordination Agreement, dated February 21, 2020, by and between Great Harbor Capital, LLC and Midcap Funding IV Trust.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 16, 2020	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer