Form 10-K
period 2020-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2021-04-16
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not Applicable

(Former name, former address and former fiscal, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TLCC	OTC.PK

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2020 was $6,111,682 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on April 16, 2021 was 393,898,884 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

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

•	material product liability claims and product recalls;

•	our inability to obtain or renew insurance, or to manage insurance costs;

•	international market exposure and compliance with anti-corruption laws in the U.S. and foreign jurisdictions;

•	difficulty entering new international markets;

•	legal proceedings initiated by regulators in the U.S. or abroad;

•	unavailability of, or our inability to consummate, advantageous acquisitions in the future, or our inability to integrate acquisitions into our business;

•	loss of certain third-party suppliers;

•	the availability and pricing of raw materials;

•	disruptions in manufacturing operations that produce nutritional supplements and loss of manufacturing certifications;

•	increased competition and failure to compete effectively;

•	our inability to respond to changing consumer preferences;

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, weather, sabotage, terrorism, bioterrorism, civil unrest or disruption of delivery service;

•	work stoppages at our facilities or any supplier;

•	increased raw material, utility, and fuel costs;

•	fluctuations in foreign currencies, including, in particular, the Euro, the Canadian Dollar and the Chinese Renminbi;

•	interruptions in information processing systems and management information technology, including system interruptions and security breaches;

•	our failure to maintain and/or upgrade our information technology systems;

•	our exposure to, and the expense of defending and resolving, product liability claims, intellectual property claims and other litigation;

•	our failure to maintain effective controls over financial reporting;

•	other factors disclosed in this Report; and

•	other factors beyond our control.

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

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly-owned subsidiary of TCH. Our operational focus redirected to TCC, which through its operating subsidiaries developed, manufactured and marketed high-quality, science-based nutritional supplements, as well as to our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which in combination with the TCC operating businesses acquired in the Merger form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. ("NutraScience") on February 6, 2015, and the second was completed on October 5, 2015 with the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories. The addition of innovative new brands and concepts is what ties together the TCC family of brands.

TCC was incorporated on October 1, 2013 in the state of Delaware. TCC was formed to affect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements sectors of the health and wellness industry (the "H&W Industry"). Since TCC's formation, we have executed on this strategy to capitalize on the opportunity for consolidation that we believe exists in the H&W Industry.

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

Business Overview

General

We are a marketer, distributor and direct-to-consumer retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty stores retailers, on-line retailers and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Through NutraScience Labs we also provide contract manufacturing services for private label products. Our contract manufacturing services business involves the manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name. We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Business Strategy

We target consumers searching for high quality nutritional supplements and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

The primary channel that offers this type of support to consumers in the United States has been the health and natural food channel ("HNF"). Our primary focus and strength has been, and remains on, this channel. This strategy has enabled us to benefit from the growth of the HNF channel. The HNF channel consists of approximately 35,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as The Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The HNF channel principally caters to our primary target consumers: those who desire product education, service and high-quality nutritional supplements and other natural products.

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

Products

We formulate and market nutritional supplements. Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab®, Reserveage™ and ResVitale® brands. We also market and sell diet and energy products under the Metabolife® brand and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, and powders.

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

Alvita® Teas

Started in 1922, Alvita® Teas is an herbal therapeutic tea line with a rich history and loyal customer base. The herb alfalfa, long known for its beneficial nutrients, was packaged in tea bags and sold to an emerging health food market. This product became known as Alvita®. Over 90 years later, Alvita® has become the oldest herbal tea brand. Today, Alvita® has more than 30 single ingredient high potency teas, each with distinct health benefits. Each tea is committed to third party certifications and offers the purity standards of Organic, Gluten-free, non-GMO, caffeine free and Kosher certifications.

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

Significant Customers

Sales to our top three customers aggregated to approximately 25% and 32% of total consolidated sales in 2020 and 2019, respectively. Sales to one of those customers were approximately 10% and 11% of total sales in 2020 and 2019, respectively. Accounts receivable from these three customers were approximately 23% and 33% of total accounts receivable as of December 31, 2020 and 2019, respectively. An additional single customer represented 10% and 38% of total accounts receivable as of December 31, 2020 and 2019, respectively.

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

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality control personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers, are good. Our top two suppliers accounted for 45% of our purchases for the year ended December 31, 2020. Whenever possible we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

Employees

As of April 15, 2021, we had approximately 60 full-time employees, of which 3 were independent contractors, and 1 part-time employee. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Inflation or other changes in economic conditions, including the economic impact of COVID-19 and restrictions/limitations on the types of businesses that may operate and the adoption of “shelter-in-place” rules, that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products, our financial condition, and results of operations.

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

Key management employees of the company and its subsidiaries include Daniel DiPofi as the Chief Executive Officer, Kyle Casey as the Chief Financial Officer, and Vincent Tricario as the Executive Vice President. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2020, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

We may need additional capital in the future to finance our operations and to execute our business strategy, which we may not be able to raise, or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

Our current cash on hand is insufficient to fund our operations beyond the next twelve months. We believe that cash flows from operations and other committed sources of additional liquidity will be sufficient to fund our operations in the ordinary course of business. However, if we experience extraordinary expenses or other events beyond our control, we will need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. The economic impact of COVID-19 could make it more difficult or challenging to obtain additional financing or adversely affect the favorability of the terms of any available financing. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop, or enhance our business or otherwise respond to competitive pressures would be significantly limited.

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

Our status as an emerging growth company ceased as of January 1, 2020, but we qualify as a smaller reporting company that can also take advantage of certain exemptions or scaled down disclosure compared to large public companies. We cannot predict if investors will find our common stock to be less attractive because we are a smaller reporting company and we rely on these applicable exemptions and scaled-down disclosure.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a "going concern."

We incurred negative cash flows from operating activities and recurring net operating losses in fiscal year 2020.  We had negative working capital at the end of fiscal year 2020 and 2019. As of December 31, 2020, and 2019, our accumulated deficit was $333.3 million and $318.9 million, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Our independent registered public accounting firm has issued its report dated April 16, 2021, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

During the fourth quarter of 2019 management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider ("3PL"), whom the Company engaged to replace the prior 3PL. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards ("SSAE18"). The Company should have designed and implemented the necessary internal controls to address the potential risks of using a 3PL who does not issue SSAE18 reports. The Company should have taken steps to design and implement controls around the receipt of inventory at the 3PL to ensure the quantities and description of inventory movements related to the 3PL. Additionally, the Company should take steps to obtain and review the appropriate SSAE 18 reports issued by the software company which the 3PL uses as its inventory management software. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to execute the Sarbanes Oxley documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

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

Management and our audit committee will continue to monitor the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We occupy approximately 13,000 rentable square feet in Boca Raton, Florida under a lease that expires February 2026. We occupy certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that expires May 2026. We had possession of approximately 30,600 rentable square feet of office space, evenly split between the 5th and 6th floor of an office building in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for the 5th floor space and on December 1, 2019, we entered into a sublease for the 6th floor space. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
NutraScience Labs Facilities	Leased	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida

Item 3.	Legal Proceedings

The Company is, from time to time, a party to legal proceedings that arise in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on the Company.

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

Holders of Common Stock

As of March 31, 2021, there were approximately 377 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products primarily under the Twinlab®, Reserveage and ResVitale ® brands. We also formulate, market and sell diet and energy products under the Metabolife® brand and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2020, we had an accumulated deficit of $333.3 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses, increase in debt over time, and the recording of derivative liabilities, the latter of which has been removed as of December 31, 2020, we have a working capital deficiency of $114.7 million at December 31, 2020. We also have $96.8 million of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net sales	$66,349	$73,460	$(7,111)	-10%
Cost of sales	55,470	62,275

Gross profit	10,879	11,185	$(306)	-3%

Operating costs and expenses:
Selling expenses	1,688	1,326	$362	27%
General and administrative expenses	14,599	24,219	$(9,620)	-40%
Impairment of goodwill and intangible assets	-	24,407	$(24,407)	-100%

Loss from operations	(5,408)	(38,767)	$33,359

Other income (expense):
Interest expense, net	(8,954)	(9,876)	$922	-9%
Gain on change in derivative liabilities	35	3,696	$(3,661)	-99%
Other income (expense), net	(24)	1,392	$(1,416)	-102%
Loss on disposition of property and equipment	-	(867)	$867	-100%

Total other income (expense)	(8,943)	(5,655)	$(3,288)	58%

Loss before income taxes	(14,351)	(44,422)	$30,071	-68%

Provision for income taxes	(38)	(79)	$41	-52%

Total net loss	$(14,389)	$(44,501)	$30,112	-68%

Weighted average number of common shares outstanding - basic	257,345,636	255,643,828
Net loss per common share - basic	$(0.06)	$(0.17)

Weighted average number of common shares outstanding - diluted	259,079,879	265,493,489
Net loss per common share - diluted (See Note 2)	$(0.06)	$(0.18)

Net Sales

The decrease in our net sales by 10% and for the year ended December 31, 2020 compared to 2019, is primarily due to our focusing on fewer inventory SKUs and changing customer base, as well as the impacts of the COVID-19 pandemic.

Gross Profit

Our overall gross profit decrease of 3% for the year ended December 31, 2020 compared to 2019, is primarily due to a focus on fewer SKUs with higher margins offset by shifts in the margin mix of sales.

Selling Expenses

Our selling expenses increased by 27% for the year ended December 31, 2020 compared to 2019, primarily due to increased advertising campaigns related to targeted SKUs sales campaigns, and new marketing strategy and brand website development.

General and Administrative Expenses

Our general and administrative expenses decreased by 40% for the year ended December 31, 2020 compared to 2019, due to the Company’s rightsizing initiatives.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of fiscal 2020, we completed our annual impairment test of goodwill and intangible assets and determined that there was no impairment as of December 31, 2020. During the fourth quarter of fiscal 2019, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $24.4 million. We recognized impairment charges of $9.0 million for goodwill related to Organic Holdings and an aggregate impairment loss of intangible assets of $15.4 million. During the fourth quarter of fiscal 2019, management updated the fiscal 2019 budget and financial projections beyond fiscal 2019. Due to a decline in sales, we determined that the carrying value of our Twinlab and Metabolife trademarks exceeded their fair values and we recognized an impairment of the remaining carrying value of those trademarks. We also determined that a corresponding decline in sales also created an impairment in both Reserveage and Rebody tradenames as well as the remaining amount of Organic Holdings goodwill.

Interest Expense, Net

Our interest expense decreased by $0.9 million or 9% for the year ended December 31, 2020 compared to 2019. The decrease is primarily due to debt reductions in 2020 compared to increased debt in the first quarter of 2019, including the payoff of the Huntington Holdings debt, as well as extension of the debt maturities, which decreased the monthly amount of interest recognized from debt discount amortization.

Gain on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance and at each balance sheet reporting date thereafter.  As of December 31, 2020, none of the warrants that resulted in the recording of the related derivative liabilities were outstanding and during the year ended December 31, 2020, we reported an immaterial gain on change in derivative liabilities.

Liquidity and Capital Resources

At December 31, 2020, we had an accumulated deficit of $333.3 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $114.7 million at December 31, 2020. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of December 31, 2020, we had cash of $0.4 million. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $5.1 million for the year ended December 31, 2020. During the year ended December 31, 2020, we incurred net borrowings from our senior credit facility of $0.9 million and debt repayment of $2.3 million.

Our total liabilities increased by $18.9 million to $137.1 million at December 31, 2020 from $118.1 million at December 31, 2019. This increase in our total liabilities was primarily due to the increase of $6.2 million in notes payable and $5.3 million in lease liabilities with the adoption of ASC 842.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $5.1 million for the year ended December 31, 2020 as a result of our net loss of $14.4 million, a recovery for losses on accounts receivable of $3.8 million in doubtful accounts receivable, a non-cash gain on change in derivative liabilities of $0.04 million, other non-cash expenses totaling $3.4 million net and an increase in net operating assets and liabilities of $9.7 million. By comparison, for the year ended December 31, 2019, net cash used in operating activities was $8.4 million as a result of our net loss of $44.5 million, a provision for losses on accounts receivable of $2.7 million, a non-cash impairment of goodwill and intangible assets of $24.4 million, a non-cash gain on change in derivative liabilities of $3.7 million, a loss on disposal of property and equipment of $0.9 million, other non-cash expenses totaling $2.4 million, net and an increase in net operating assets and liabilities of $9.4 million.

Net cash provided by financing activities was $5.2 million for the year ended December 31, 2020, consisting of net borrowings of $0.9 million under our revolving credit facility, proceeds from the issuance of debt of $6.7 million, and repayment of debt of $2.3 million.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor, Little Harbor and Golisano Holdings pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes.  On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020; however, the Company has applied for debt forgiveness for this loan. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities. While we intend to pursue the forgiveness of the PPP loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

Material Contractual Obligations

As of December 31, 2020, we have total debt of $97.3 million, of which $90.4 million is considered to be related-party debt. For discussion of our debt financings, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026 and has a monthly base rent of $17 thousand in year 1 to $21 thousand in year 8. The commencement date was August 2017.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 thousand for year 1 to $76 thousand for year 12.

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

Manufacturing and Distribution Licensing Agreement

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

The financial statements required to be filed pursuant to Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2019 related to the following:

•	Selection and testing of our third-party logistics and fulfillment provider
•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

As disclosed herein, for the year ended December 31, 2020, management has concluded that we still have these identified material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2020, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

During the fourth quarter of 2018 (and continuing into 2019, management identified material weaknesses in the selection and testing of our third-party logistics and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.

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

Changes in Internal Control over Financial Reporting

To remediate the material weaknesses described above, management implemented several initiatives, including but not limited to the following:

•

To address the material weakness related to Inventory Controls, the Company is designing and implementing controls around the receipt of inventory at the 3PL to ensure the quantities and descriptions of inventory movements are input accurately. The Company’s goal is to conduct monthly sampling of outgoing shipping documents and validate that the shipment date per the 3PL matches to the shipment date per the 3rd party freight carrier’s documents to corroborate the 3PL’s shipping records and avoid placing inadvertent reliance on the 3PL’s shipping records. Additionally, the Company will reconcile inventory per the general ledger to the 3PL records on a regular basis to ensure inventory is recorded completely and accurately. Management plans to observe the annual physical inventory count performed by the 3PL to ensure the existence of inventory and that the inventory value is not misstated. Also, the Company will consider observing random cycle counts performed throughout the year. The Company is also working to obtain and review the SSAE 18 SOC 1 report issued by the software company which the 3PL uses as its inventory management software. These controls and documentation will also be considered as part of the ongoing improvement plan of the Company’s enterprise resource system.

To address the material weakness related to appropriate staffing, the Company has been making efforts to hire, train and retain the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
Seth D. Ellis	64	2015	Director
B. Thomas Golisano	79	2016	Director
David A. Still	69	2016	Director
David L. Van Andel	60	2015	Chairman of the Board/Director
Anthony Zolezzi	67	2018	Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

SETH D. ELLIS	Age 64

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Penta Mezzanine Fund in 2012 and has been Managing Principal since inception. Prior to founding Penta Mezzanine Fund, he was a Principal and Co-Founder of the Florida Mezzanine Fund, a mezzanine fund based in Orlando, Florida. He is the former CEO of Digital Infrared Imaging, Inc. Mr. Ellis co-founded Florida Regional Emergency Services, a hospital-based ambulance management company. Mr. Ellis began his career as an auditor with Ernst & Young and KPMG. He is a CPA and received a Bachelor of Science in Accounting from the University of Florida. Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience in accounting and finance qualifies him to serve as a director.

B. THOMAS GOLISANO	Age 79

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

DAVID A. STILL	Age 69

Mr. Still has been a Director of Twinlab Consolidated Holdings, Inc. since April 15, 2016. Mr. Still has served as a Director of Bak USA LLC since 2015, as a Trustee for WXXI Public Broadcasting Corporation since 2013 and as a Trustee and the Current Chairman of the Rochester Area Community Foundation since 2011. Mr. Still began his career in banking with Barclays Bank and has also served as Senior Managing Director of Fishers Asset Management from 1998 to 2017, as Chief Executive Officer of Networx Corporation Inc. from 2014 to 2016 and held various positions with Chase Manhattan Bank and Dunfries Corporation, a subsidiary of Chase Manhattan Bank, from 1991 to 1998, including most recently as Vice President and Portfolio Manager of Real Estate Lending. Mr. Still holds a Bachelor of Arts in Philosophy and a Master of Business Administration, both from the University of Pittsburgh. The Board believes this executive and banking experience qualifies him to serve as a director. David Still resigned from his position as a Director of Twinlab Consolidated Holdings, Inc and as a member of the Audit Committee as of January 1, 2021.

DAVID L. VAN ANDEL	Age 60

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

ANTHONY ZOLEZZI	Age 67

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

(b)     Identification of Executive Officers

The following table identifies our current executive officers:

Name	Age	Position
Daniel DiPofi	59	Chief Executive Officer
Kyle Casey	37	Chief Financial Officer

Daniel DiPofi – Mr. DiPofi joined the Company as Chief Executive Officer on January 13, 2020. Mr. DiPofi has served as a private equity manager for Fishers Asset Management since July 1, 2019. He previously served as executive vice president of the Buffalo Sabres of the National Hockey League from 1994 to 1998, when he left to become chief financial officer of Hoffend & Sons Inc., a custom engineering and design firm. In 2003, Mr. DiPofi returned to the Buffalo Sabres and served as chief operating officer until 2012. Mr. DiPofi was retired from 2012 until 2020. He has over 20 years’ experience serving in senior executive positions within the sports and entertainment industry. Mr. DiPofi holds a degree in accounting from Niagara University.

Kyle Casey – Mr. Casey joined the Company in April 2019 and served as the Company’s Controller prior to his appointment as interim Chief Financial Officer of the Company, effective October 8, 2019. He was then appointed Chief Financial Officer as of January 13, 2020. Before joining the Company, Mr. Casey was with Gulfstream Park Racetrack and Casino from December 2015 through November 2018, most recently serving as the Vice President of Finance. Prior to his employment with Gulfstream Park Racetrack and Casino, Mr. Casey served as Chief Auditing Officer for the Florida Department of Business and Professional Regulation from March 2014 through December 2015. Mr. Casey holds a Bachelor of Science in Accounting and Finance, as well as a Master of Science in Taxation, from Florida State University. Mr. Casey is a licensed Certified Public Accountant.

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

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2020 ("Fiscal 2020") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)     Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The member of the standing Audit Committee is Seth Ellis, an independent director as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of, but are not limited to:

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

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2020.

Code of Conduct and Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. The Company has made this Code of Ethics and Business Conduct available on its website at www.tchhome.com/code-of- ethics. The Company intends to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provisions thereof applicable to the Company's principal executive officer, principal financial officer and principal accounting officer by posting such information on the Company's website pursuant to SEC rules.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2020 Summary Compensation Table" below. In 2020, our "named executive officers" consisted of the following:

Kyle Casey, Chief Financial Officer

Daniel DiPofi, Chief Executive Officer

2020 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Kyle Casey (1)	2020	225,000	50,000	—	275,000
Chief Financial Officer	2019	140,000	28,000	—	168,000
Interim Chief Financial Officer
Daniel DiPofi (2)	2020	150,000	100,000	—	250,000
Chief Executive Officer	2019	—	—	—	—
Anthony Zolezzi (3)	2020	—	—	—	—
Former Chief Executive Officer	2019	360,092	—	260,000	620,092
Carla Goffstein (4)	2020	—	—	—	—
Former Chief Financial Officer	2019	214,615	40,625	—	255,240
and Senior Vice President, Finance
Gregory Thomas Grochoski (5)	2020	—	—	—	—
Former Executive Vice President	2019	163,558	—	—	163,558
and Chief Science Officer

1 Mr. Casey was appointed as Interim Chief Financial Officer of the Company effective October 8, 2019 and Chief Financial Officer of the Company effective January 13, 2020.

2 Mr. DiPofi was appointed as Chief Executive Officer of the Company effective January 13, 2020.

3 Mr. Zolezzi resigned from his position as Chief Executive Officer of the Company effective August 12, 2019.

4 Ms. Goffstein resigned from her position as Chief Financial Officer and Interim Chief Executive Officer effective as of October 3, 2019.

5 Mr. Grochoski’s position of Executive Vice President and Chief Science Officer was eliminated by the Company effective as of August 6, 2019.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Daniel DiPofi

Employment Term and Position

On January 13, 2020, the Company and Mr. DiPofi entered into an at-will employment agreement to serves as the Chief Executive Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the Employment Agreement, Mr. DiPofi received a base salary of $150,000 per year. In addition, Mr. DiPofi was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Restrictive Covenants

Pursuant to the DiPofi Employment Agreement, Mr. DiPofi was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Employment Agreement with Kyle Casey

Employment Term and Position

On January 13, 2020, the Company and Mr. Casey entered into an at-will employment agreement to serves as the Chief Financial Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the Employment Agreement, Mr. Casey received a base salary of $225,000 per year. In addition, Mr. Casey was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Restrictive Covenants

Pursuant to the Casey Employment Agreement, Mr. Casey was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

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

Under the Employment Agreement, in the event Mr. Zolezzi’s employment was terminated by the Company pursuant to its termination right (as defined in the Employment Agreement) or by Mr. Zolezzi for good reason, Mr. Zolezzi received a severance amount equal to $260,000. Mr. Zolezzi’s receipt of the severance amount discussed above was contingent on Mr. Zolezzi signing and not revoking a release of claims against the Company.

Restrictive Covenants

Pursuant to the Employment Agreement, Mr. Zolezzi was subject to post-termination non-solicitation and non-competition covenants.

Separation Agreement

Effective August 12, 2019, Mr. Zolezzi resigned from his position as Chief Executive Officer of the Company but retained his position as a member of the Company’s Board of Directors.

On March 9, 2020, the Company and Mr. Zolezzi entered into a Separation and Release Agreement (the “Zolezzi Separation Agreement”). Pursuant to the Zolezzi Separation Agreement, Mr. Zolezzi received a separation payment of $260,000. Mr. Zolezzi forfeited the Initial Equity Award in the Zolezzi Separation Agreement as he was not employed for the three-year requisite period. As there was no sale of the Company within six months of the termination date, there was no qualifying sale payment.

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

Mr. Grochoski’s position of Executive Vice President and Chief Science Officer was eliminated by the Company effective as of August 6, 2019.

Base Salary, Annual Bonus, Benefits

Pursuant to the Grochoski Employment Agreement, Mr. Grochoski was eligible to receive a base salary of $262,500 per year. Additionally, Mr. Grochoski was eligible to participate in a performance-based bonus program with a target annual bonus of fifty percent (50%) of his base salary. The actual amount of the annual bonus for a given year was determined by the Company pursuant to applicable performance metrics and may be between 0% and 100% of his base salary for the given year. Mr. Grochoski was eligible to participate in the Company's equity incentive plan and was eligible to receive from time-to-time long-term equity incentive grants, including stock options, restricted stock or other stock-based awards as determined in the discretion of the Compensation Committee or the Board. In addition, Mr. Grochoski was eligible to participate in the Company’s standard employee benefits programs available to employees generally.

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

Separation Agreement

A separation agreement for Mr. Grochoski is in the process of being negotiated as of the date of this filing.

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each Restricted Stock Unit relates to one share of the Company’s common stock. The Restricted Stock Unit awards vest 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the Restricted Stock Units and are amortizing the total estimated grant date value over the vesting periods. As of December 31, 2020, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2020 and 2019.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2020.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2020. We do not currently have an established compensation package for Board members.

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of March 31, 2021 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 259,092,833 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 31, 2021, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
	Shares of Common		Percentage of
Name and Address of beneficial owner[1]	Stock		Class
5% Stockholders
Little Harbor LLC[2]	33,168,948		12.85%
Great Harbor Capital, LLC[3]	52,832,266		18.73%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814		13.48%
Golisano Holdings LLC[5]	90,255,084		34.57%
Named Executive Officers and Directors
Daniel DiPofi			-
Kyle Casey			-
Anthony Zolezzi[6]			-
Carla Goffstein[7]			-
Gregory Thomas Grochoski[8]			-
Seth D. Ellis[9]	1,614,036		*
David L. Van Andel[10]	120,793,028		45.06%
B. Thomas Golisano[5]	90,255,084		34.57%
David A. Still[11]	100,000	[11]	*
All executive officers and directors as a group (9 persons)	212,762,148	[11]	82.12%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431.
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

[3]

By Schedule 13D/A, filed with the SEC on January 24, 2019, Great Harbor Capital, LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 52,832,266 shares. Great Harbor Capital, LLC is a Delaware limited liability company of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days after March 31, 2021. This number does not include warrants issued into escrow in favor of Great Harbor Capital, LLC on January 28, 2016, March 21, 2016, December 30, 2016, August 30, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 1,136,363, 1,363,636 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

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
[7]

Ms. Goffstein left the Company effective as of October 3, 2019. We have no information regarding her ownership of Company securities as of March 31, 2021. Accordingly, information regarding the number of shares of common stock owned is based on her Section 16 filings and Company records.

[8]

Mr. Grochoski left the Company effective as of August 6, 2019. We have no information regarding his ownership of Company securities as of March 31, 2021. Accordingly, information regarding the number of shares of common stock owned is based on Company records. Mr. Grochoski has a business address at 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[9]	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.
[10]

By Schedule 13D/A, filed with the SEC on January 24, 2019, David L. Van Andel reported that as of July 27, 2018, he has sole voting power and sole dispositive power over 120,793,028 shares. This includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 80.5% of the membership interests, 52,832,266 shares owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests and 4,500,000 shares that are issuable to Great Harbor Capital, LLC upon the exercise of warrants that have vested or will vest within 60 days after March 31, 2021. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above except to the extent of his pecuniary interest therein. This number does not include shared voting power held by Great Harbor Capital, LLC, and beneficially by Mr. Van Andel as the controlling member of Great Harbor Capital, LLC, over 212,559,664 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Great Harbor Capital, LLC to the Company's Board of Directors pursuant to a voting agreement. The business address of Mr. Van Andel is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

[11]	Includes 100,000 shares that are issuable upon the exercise of stock options that have vested or will vest within 60 days after March 31, 2021.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2020.

Securities
remaining
available for
	Number of		future issuance
	securities		under equity
	to be issued		compensation
	upon	Weighted-average	plans
	exercise of	exercise	(excluding
	outstanding	price per share of	securities
	options, warrant	outstanding	reflected in
	and rights	options	column (a))
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	150,000	0.4	-
Total	150,000		7,194,412

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

See Notes 6 and 7 and 12 of the consolidated financial statements included in this filing for details of related-party transactions.

Director Independence

The Board has determined that the following directors are independent pursuant to the rules of the Nasdaq Stock Market ("NASDAQ"): Messrs. Ellis, Golisano, Still and Van Andel. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the NASDAQ rules. In evaluating and determining the independence of the directors, the Board considered the relationships disclosed above under "Certain Relationships and Related Person Transactions" and determined that those relationships do not impair the directors' independence from us and our management under the NASDAQ rules. The sole member of the Audit Committee is Seth Ellis, who is an independent director as determined by the NASDAQ rules. The members of our Compensation Committee are B. Thomas Golisano, Chairman, and Seth Ellis, both of whom are independent directors as determined by the NASDAQ rules. The members of our Nominating and Corporate Governance Committee are David L. Van Andel, Chairman, and B. Thomas Golisano, both of whom are independent directors as determined by the NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of Tanner LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	December 31,	December 31,
Fee Category	2020	2019
Audit fees	$306,952	$263,938
Audit-Related fees	19,387	18,969
Tax fees	38,000	45,963
All Other fees	--	--
Total fees	$364,339	$328,870

AUDIT FEES

Tanner LLC (“Tanner”) billed the Company $306,952 and $263,938, respectively, in the aggregate for services rendered for the audits of the Company's 2020 and 2019 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2020 and 2019 fiscal years.

AUDIT-RELATED FEES

Tanner billed the Company $19,387 and $18,969, respectively, in the aggregate for audit-related services as defined by the SEC for the 401(k) audit for the Company’s 2020 and 2019 fiscal years.

TAX FEES

Tanner billed the Company $38,000 and $45,963 in the aggregate for tax fees for the preparation of federal and state income tax returns for the Company’s 2020 and 2019 fiscal years.

ALL OTHER FEES

Tanner billed the Company $0 in the aggregate for other fees for the Company's 2020 fiscal year and $0 in the aggregate for other fees for the Company's 2019 fiscal year.

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

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2020 and 2019 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2020 and 2019 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements are filed as a part of this 2020 10-K Report:
	(i)	Report of Independent Registered Public Accounting Firm	59
	(ii)	Consolidated Balance Sheets	60
	(iii)	Consolidated Statements of Operations	61
	(iv)	Consolidated Statements of Stockholders’ Deficit	62
	(v)	Consolidated Statements of Cash Flows	63
	(vi)	Notes to Consolidated Financial Statements	64

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

10.176	Separation and Release Agreement, dated as of April 25, 2018, by and between Twinlab Consolidated Holdings, Inc. and Ms. Naomi Whittel * (55)
10.177	Employment Agreement, dated July 17, 2018, by and between Twinlab Consolidated Holdings, Inc. and Mr. Anthony Zolezzi* (56)
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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: April 16, 2021	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Daniel DiPofi	Chief Executive Officer	April 16, 2021
Daniel DiPofi

/s/ Kyle Casey	Chief Financial Officer	April 16, 2021
Kyle Casey	(Principal Financial Officer)

/s/ Seth Ellis
Seth Ellis	Director	April 16, 2021

/s/ B. Thomas Golisano
B. Thomas Golisano	Director	April 16, 2021

/s/ David Still
David Still	Director	April 16, 2021

/s/ David L. Van Andel
David L. Van Andel	Director	April 16, 2021

/s/ Anthony Zolezzi
Anthony Zolezzi	Director	April 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital, has incurred operating losses and negative cash flows from operating activities, and has an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of the Fair Value of Goodwill and Intangible Assets

As more fully described in Notes 1 and 5 to the consolidated financial statements, given the Company’s net losses, the Company performed impairment tests of its goodwill and intangible assets. The fair value of the intangible assets and all reporting units exceeded the carrying values as of the measurement date and, therefore, no impairment was recognized.

Auditing the Company’s annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of the intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, terminal growth rate, revenue growth rate, customer retention rate, expected cash outflows, and margin and royalty rates, which are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

Our testing of the Company's measurements of fair value included, among other procedures, evaluating the significant assumptions and operating data used to estimate fair value. For example, we compared the significant assumptions used to estimate cash flows to current industry and economic trends and historical performance, performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value estimates that would result from changes in the assumptions and recalculated management's estimates. We also involved our valuation specialist to assist in our evaluation of key assumptions, which included the discount rate, terminal growth rate, revenue growth rate, customer retention rate, and margin and royalty rates, used in the fair value estimates.

We have served as the Company’s auditors since 2014.

/s/ Tanner LLC

Lehi, Utah

April 16, 2021

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$424	$270
Accounts receivable, net	8,425	6,342
Inventories, net	6,301	6,569
Prepaid expenses and other current assets	2,195	3,119
Total current assets	17,345	16,300

Property and equipment, net	65	72
Right-of-use assets	4,710	-
Intangible assets, net	3,253	4,363
Goodwill	8,818	8,818
Other assets	760	834

Total assets	$34,951	$30,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,712	$6,313
Lease liabilities	742	-
Accrued expenses and other current liabilities	9,372	6,777
Accrued interest	20,359	13,895
Derivative liabilities	-	35
Notes payable and current portion of long-term debt, net	96,847	91,127
Total current liabilities	132,032	118,147

Long-term liabilities:
Lease liabilities	4,592	-
Notes payable and long-term debt, net of current	476	-
Total long-term liabilities	5,068	-

Total liabilities	137,100	118,147

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 392,864,182 and 390,449,879 shares issued, respectively	393	390
Additional paid-in capital	231,250	231,253
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(333,262)	(318,873)
Total stockholders’ deficit	(102,149)	(87,760)

Total liabilities and stockholders' deficit	$34,951	$30,387

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	For the Years Ended December 31,
	2020	2019
Net sales	$66,349	$73,460
Cost of sales	55,470	62,275

Gross profit	10,879	11,185

Operating costs and expenses:
Selling expenses	1,688	1,326
General and administrative expenses	14,599	24,219
Impairment of goodwill and intangible assets	-	24,407

Loss from operations	(5,408)	(38,767)

Other income (expense):
Interest expense, net	(8,954)	(9,876)
Gain on change in derivative liabilities	35	3,696
Other income (expense), net	(24)	1,392
Loss on disposition of property and equipment	-	(867)

Total other income (expense)	(8,943)	(5,655)

Loss before income taxes	(14,351)	(44,422)

Provision for income taxes	(38)	(79)

Total net loss	$(14,389)	$(44,501)

Weighted average number of common shares outstanding - basic	257,345,636	255,643,828
Net loss per common share - basic	$(0.06)	$(0.17)

Weighted average number of common shares outstanding - diluted	259,079,879	265,493,489
Net loss per common share - diluted (See Note 2)	$(0.06)	$(0.18)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2018	390,449,879	$390	$230,625	$(30)	134,806,051	$(500)	$(274,372)	$(43,887)
Reclassification of derivative liabilities	-	-	628	-	-	-	-	628
Net loss	-	-	-	-	-	-	(44,501)	(44,501)
Balance, December 31, 2019	390,449,879	390	231,253	(30)	134,806,051	(500)	(318,873)	(87,760)
Shares issued upon exercise of warrants	2,414,303	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(14,389)	(14,389)
Balance, December 31, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(333,262)	$(102,149)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,389)	$(44,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,137	1,713
Amortization of right-to-use assets	797	-
Amortization of debt discount	952	2,127
Recovery for provision for obsolete inventories	499	(1,151)
Provision (recovery) for losses on accounts receivable	(3,784)	2,730
Gain on change in derivative liability	(35)	(3,696)
Loss on disposal of property and equipment	-	867
Other non-cash items	-	(338)
Impairment of goodwill and intangible assets	-	24,407
Changes in operating assets and liabilities:
Accounts receivable, net	1,701	(508)
Inventories	(231)	2,529
Prepaid expenses and other current assets	924	3,441
Other assets	74	887
Accounts payable	(1,601)	(1,768)
Lease liabilities	(812)	-
Accrued expenses and other current liabilities	9,698	4,850

Net cash used in operating activities	(5,070)	(8,411)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,674	-
Repayment of debt	(2,310)	(952)
Net borrowings from revolving credit facility	880	3,426

Net cash provided by financing activities	5,244	2,474

Net increase (decrease) in cash	154	(5,957)
Cash at the beginning of the period	270	6,227

Cash at the end of the period	$424	$270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,032	$1,601

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities	$-	$628

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab brand name, a market leader in the healthy aging and beauty from within categories sold under the Reserveage Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife brand name; the Re-Body brand name; and a full line of herbal teas sold under the Alvita brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2020, we had an accumulated deficit of $333,262. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Additionally, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Because of our history of operating losses, increase in debt, we have a working capital deficiency of $114,687 at December 31, 2020.  We also have $96,847 of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. These consolidated financial statements include the adoption of ASC 606 beginning on January 1, 2019. The Company used the modified retrospective transition method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements as the impact of this ASU was limited to reclassifying sales return reserves and additional disclosures in the notes to consolidated financial statements. Sales return reserves were reclassified as a current liability instead of as a reduction of accounts receivable of $383 and $56 as of January 1, 2019 and December 31, 2019, respectively.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

Contract Liabilities
	December 31, 2020	December 31, 2019
Contract Liabilities - Customer Deposits	$3,874	$2,071
Contract Liabilities - Guaranteed Returns	60	56
	$3,934	$2,127

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Disaggregation of Revenue
	December 31, 2020	December 31, 2019
Product Sales	$65,936	$72,993
Fulfillment Services	413	467
	$66,349	$73,460

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

The following table summarizes our financial instruments that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Derivative liabilities	$-	$-	$-	$-
December 31, 2019:
Derivative liabilities	$35	$-	$-	$35

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2020, total allowances amount to $2,100, of which $1,127 related to doubtful accounts receivable. As of December 31, 2019, total allowances amounted to $5,844, of which $5,107 was related to doubtful accounts receivable.

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

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2020, which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. Consequently, results for the year ended December 31, 2020 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 FY20 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.

The Company has elected not to separate non-lease components from all classes of leases. Non-lease components have been accounted for as part of the single lease component to which they are related.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2020 and 2019 was $1,400 and $1,400, respectively. An impairment of $0 and $2,946 was recorded in the years ended December 31, 2020 and 2019, respectively (see Note 5).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $1,709 and $3,259 in 2020 and 2019, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $1,278 and $839 in 2020 and 2019, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred and totaled $1 and $35 in 2020 and 2019, respectively.

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

Deferred gain on sale of assets

We entered into a sale-leaseback arrangement relating to our office facilities in 2013. Under the terms of the arrangement, we sold an office building and surrounding land and then leased the property back under a 15-year operating lease. We recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease. The property was sold in October 2019 and the remaining deferred gain of $1,144 for 2019 was recorded in other income. Accordingly, we recorded amortization of deferred gain as a reduction of rental expense of $180 for 2019. As of December 31, 2019, unamortized deferred gain on sale of assets was $0.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2020	2019
Numerator:
Net loss	$(14,389)	$(44,501)
Effect of dilutive securities on net loss:
Common stock warrants	(35)	(3,696)

Total net loss for purpose of calculating diluted net loss per common share	$(14,424)	$(48,197)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	257,345,636	255,643,828
Weighted-average effect of dilutive securities:
Common stock warrants	1,734,243	9,849,661

Total shares for purpose of calculating diluted net loss per common share	259,079,879	265,493,489

Net loss per common share:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.18)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. At December 31, 2020, the Company’s cash did not exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 25% and 32% of total consolidated sales in 2020 and 2019, respectively. Sales to one of those customers were approximately 10% and 11% of total sales in 2020 and 2019. Accounts receivable from these customers were approximately 23% and 33% of total accounts receivable as of December 31, 2020 and 2019, respectively. An additional single customer represented 10% and 38% of total accounts receivable as of December 31, 2020 and 2019, respectively. Our two major vendors accounted for 45% and 28% of purchases for the year ended December 31, 2020 and 2019, respectively. A third vendor represents an additional 12% and 10% of purchases for the year ended December 31, 2020 and 2019, respectively.

New Accounting Pronouncements

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31, 2020	December 31, 2019
Raw materials	$2,053	$-
Finished goods	5,994	7,816
	8,047	7,816
Reserve for obsolete inventory	(1,746)	(1,247)

Inventories, net	$6,301	$6,569

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019

Machinery and equipment	$36	$36
Leasehold improvements	20	-
Computers and other	88	88
	144	124
Accumulated depreciation and amortization	(79)	(52)

Property and equipment, net	$65	$72

Depreciation and amortization expense totaled $27 and $196 in 2020 and 2019, respectively.

Sale of Property

On March 6, 2020, the Company sold the natural aquifer and bottling facility in Peru, Indiana for an immaterial amount. The property was fully depreciated and the Company did not recognize a gain or loss on the sale of the facility during the year ended December 31, 2020.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2020	December 31, 2019

Trademarks	$3,459	$6,880
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
Other	-	753
	13,522	17,696
Accumulated amortization	(10,269)	(13,333)

Intangible assets, net	$3,253	$4,363

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $1,110 and $1,517 for 2020 and 2019, respectively.

During the fourth quarter of fiscal 2020, we completed our annual impairment test of goodwill and intangible assets and we recognized no impairment of goodwill and intangible assets during the year ended December 31, 2020.

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

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2020 is as follows:

Years Ending December 31,	Intangibles

2021	$377
2022	377
2023	377
2024	377
2025	345
Thereafter	0

$1,853

NOTE 6 – DEBT

Debt consisted of the following:

	December 31,	December 31,
	2020	2019
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $201 and $563 at December 31, 2020 and December 31, 2019, respectively	4,799	4,437
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $244 and $354 at December 31, 2020 and December 31, 2019, respectively	3,756	3,646
February 2020 note payable to Great Harbor Capital, LLC	2,500	-
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	-
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $100 and $271 at December 31, 2020 and December 31, 2019, respectively	7,900	7,729
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $164 and $457 at December 31, 2020 and December 31, 2019, respectively	4,836	4,543
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $9 and $25 at December 31, 2020 and December 31, 2019, respectively	1,991	1,975
Macatawa Bank	15,000	15,000
Total related party debt	90,356	84,404

Senior Credit Facility with Midcap	5,293	4,413

Other Debt:
Huntington Holdings, LLC	-	2,310
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	-
Total other debt	1,674	2,310

Total debt	97,323	91,127
Less current portion	96,847	91,127

Long-term debt	$476	$-

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

Little Harbor has delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of December 31, 2020). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of December 31, 2020. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 6).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $5,293 as of December 31, 2020.

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

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin December 1, 2020; however, the Company has applied for debt forgiveness for this loan. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC utilized the proceeds of the PPP Loan for payroll, office rent, and utilities which will allow the Company to seek forgiveness for this loan.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of December 31, 2020, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $5,293 as of December 31, 2020.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2020, and changes during the two years then ended:

	Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding, December 31, 2018	20,140,731	$0.15

Granted	500,000	0.76
Canceled / Expired	(8,829,082)	0.14
Exercised	-	-

Outstanding, December 31, 2019	11,811,649	$0.14
Granted	-	-
Canceled / Expired	(4,397,346)	0.37
Exercised	(2,414,303)	0.00

Outstanding, December 31, 2020	5,000,000	$0.09

Midcap Warrant

The line of credit agreement with MidCap described in Note 6 has been amended from time to time and when it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned GH Notes and Golisano LLC Notes. On April 22, 2019 subsequent to entering into the MidCap Seventeenth Amendment, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $0.76 per share. The Company has reserved 500,000 shares of Company common stock for issuance. The warrant expires on April 22, 2021.

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

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL Properties (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrants expired unexercised on June 30, 2020.

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

The first warrant for 465,880 shares of common stock was exercised on April 20, 2020 and the second warrant for 86,962 shares of common stock expired unexercised on April 30, 2020.

Golisano LLC Warrants (formerly JL Warrants)

In connection with the January 22, 2015 note payable to JL-US, we issued warrants to purchase an aggregate of 2,329,400 shares of the Company’s common stock, at an aggregate exercise price of $0.01, through February 13, 2020. Prior to On February 4, 2015, we also granted a warrant to acquire a total of 434,809 shares of common stock at a purchase price of $1.00 per share, exercisable through February 13, 2020. Both warrant agreements granted certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrants. On March 8, 2017, the remaining warrants from the warrant grants were assigned to Golisano LLC. The remaining 1,141,405 warrants related to the January 22, 2015 agreement were exercised on January 20, 2020. The 434,809 warrants related to the February 4, 2015 agreement expired unexercised on February 13, 2020.

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant which was intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties, Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. Upon issuance we had reserved 12,697,977 shares of common stock for issuance under warrant. The purchase price for any shares of common stock issuable upon exercise of the warrant is $.001 per share. The warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the outstanding warrants and our delivery of notice thereof to Golisano LLC. The warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an outstanding warrant in consideration for the termination of or agreement not to exercise such outstanding warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the warrant. As of December 31, 2020, all outstanding warrants had expired or been exercised.

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which is being amortized over the term of the July 2018 GH Note.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 5, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which is being amortized over the term of the November 2018 GH Note.

Warrants Issued into Escrow

At December 31, 2020, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. These Escrow Warrants are as follows:

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 were subject to increase if our adjusted EBITDA or the market price of the Company’s common stock did not meet certain defined amounts. We recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants were recorded as derivative liabilities with a corresponding gain or loss recorded to our consolidated statements of operations for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2020, all the associated warrants were either exercised or expired, and therefore the value of the derivative liabilities was zero. We estimated the total fair value of the derivative liabilities to be $35 as of December 31, 2019.

We had the following activity in our derivative liabilities account:

Derivative liabilities as of January 1, 2019	$4,359
Reclassification of derivative liabilities	(628)
Gain on change in fair value of derivative liabilities	(3,696)

Derivative liabilities as of December 31, 2019	35
Gain on change in fair value of derivative liabilities	(35)

Derivative liabilities as of December 31, 2020	$-

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2020 or December 31, 2019. As of December 31, 2020, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable

At December 31, 2020, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 10 - INCOME TAXES

Income tax (provision) benefit consisted of the following for the years ended December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Current:
State	$(38)	$(79)
Total current expense	(38)	(79)

Deferred:
Federal	2,953	8,981
State	(96)	4,378
Change in valuation allowance	(2,857)	(13,359)
Total deferred expense	-	-

Total income tax benefit (provision)	$(38)	$(79)

The income tax benefit (provision) differs from the amount computed at federal statutory rates for the years ended December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Effective rate reconciliation
Computed Federal income tax benefit at the statutory rate	$3,030	$9,329

Interest expense	(45)	(151)
Equity-based expenses	(8)	751
State income taxes, net of federal benefit	307	3,141
Valuation allowance	(2,857)	(13,359)
Tax Rate change	(355)	(20)
Other	(110)	230

Income tax provision	$(38)	$(79)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$61,162	$58,301
Accruals and reserves	7,063	6,425
Depreciation and amortization	5,796	5,482
Indefinite-lived intangibles	1,642	2,226
Other	1,987	2,359
Total deferred tax assets	77,650	74,793

Less valuation allowance	(77,650)	(74,793)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred income tax assets as of December 31, 2020 and 2019, as management was unable to conclude that it is more likely than not that the deferred income tax assets will be realized. During the years ended December 31, 2020 and 2019, the valuation allowance on deferred income tax assets increased by $2,857 and increased by $13,359, respectively.

We had federal net operating loss carryforwards of approximately $250,000 and state net operating loss carryforwards of approximately $174,000 at December 31, 2020, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards begin to expire in 2020. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2020 and 2019, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2017 through 2020 tax years remain subject to selection for examination as of December 31, 2020. None of the Company’s income tax returns are currently under audit.

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

Leases

The Company leases office space under non-cancelable operating leases with remaining lease terms ranging from 1 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.  Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 2 to 5 years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases.

For the year ended December 31, 2020, the Company incurred $1,064 of lease expense on the consolidated statements of operations in relation to these operating leases, of which $352 was variable rent expense not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2019, total rental expense for operating leases was $1,299.

As of December 31, 2020, the maturities of the Company’s lease liabilities were as follows:

2021	1,144
2022	1,052
2023	1,079
2024	1,108
2025	1,137
Thereafter	1,257
Total lease payments	6,777
Less: imputed interest	(1,443)
Present value of lease liabilities	$5,334

Included below is other information regarding leases for the year ended December 31, 2020.

For the Year Ended December 31, 2020
Sublease income	$756
Cash paid for operating leases	$1,280
Weighted average remaining lease term (years) - operating leases	6.0
Weighted average discount rate – operating leases	8.25%

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 6 for discussion of notes payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

We had sales of $2,565 and $8,900 in 2020 and 2019, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

NOTE 13 – SUBSEQUENT EVENTS

Leases

On February 18, 2021, the Company exercised its option to extend the lease in Farmingdale, NY, originally scheduled to expire in May 2021. The term of the lease has been extended through May 2026.

Debt Agreements

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,344 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated February 9, 2021 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning September 1, 2021. TCC may prepay all or part of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities. The Company will seek forgiveness for this loan, and although no assurance can be provided, management believes the Company will meet the criteria for forgiveness of this loan.