Form 10-Q
period 2021-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2021-05-17
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock, par value $0.001, outstanding on May 13, 2021 was 259,092,833 shares.

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$3,236	$424
Accounts receivable, net	9,794	8,425
Inventories, net	9,411	6,301
Prepaid expenses and other current assets	2,838	2,195
Total current assets	25,279	17,345

Property and equipment, net	60	65
Right-of-use assets	5,408	4,710
Intangible assets, net	3,159	3,253
Goodwill	8,818	8,818
Other assets	744	760

Total assets	$43,468	$34,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,299	$4,712
Lease liabilities	808	742
Accrued expenses and other current liabilities	8,844	9,372
Accrued interest	21,959	20,359
Notes payable and current portion of long-term debt	100,081	96,847
Total current liabilities	138,991	132,032

Long-term liabilities:
Lease liabilities	5,217	4,592
Notes payable and long-term debt, net of current and debt discount	1,026	476
Total long-term liabilities	6,243	5,068

Total liabilities	145,234	137,100

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 392,864,182 shares issued, respectively	394	393
Additional paid-in capital	231,249	231,250
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(332,879)	(333,262)
Total stockholders’ deficit	(101,766)	(102,149)

Total liabilities and stockholders' deficit	$43,468	$34,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$19,460	$16,429
Cost of sales	12,342	11,265

Gross profit	7,118	5,164

Operating costs and expenses:
Selling expenses	889	283
General and administrative expenses	3,658	6,857

Income (loss) from operations	2,571	(1,976)

Other income (expense):
Interest expense, net	(2,169)	(2,158)
Gain on change in derivative liabilities	-	(1,030)
Other (expense)	(19)	-

Total other income (expense)	(2,188)	(3,188)

Income (loss) before income taxes	383	(5,164)

Provision for income taxes	-	-

Total net income (loss)	$383	$(5,164)

Weighted average number of common shares outstanding - basic	258,058,131	256,785,233
Net income (loss) per common share - basic	$-	$(0.02)

Weighted average number of common shares outstanding - diluted	259,086,561	256,785,233
Net income (loss) per common share - diluted (See Note 2)	$-	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(324,037)	$(92,924)

Balance, December 31, 2020	392,864,182	393	231,250	(30)	134,806,051	(500)	(333,262)	(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,879)	$(101,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$383	$(5,164)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99	267
Amortization of right-to-use assets	210	193
Amortization of debt discount	215	305
Provision for (recovery of) obsolete inventories	(517)	180
Provision for (recovery of) for losses on accounts receivable	541	4,097
Gain on change in derivative liability	-	1,030
Other non-cash items	-	5
Changes in operating assets and liabilities:
Accounts receivable	(1,910)	(2,967)
Inventories	(2,593)	(843)
Prepaid expenses and other current assets	(643)	(285)
Other assets	14	18
Accounts payable	2,588	(1,734)
Lease liabilities	(217)	(192)
Accrued expenses and other current liabilities	1,073	2,157

Net cash used in operating activities	(757)	(2,933)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,344	5,000
Repayment of debt	-	(2,312)
Net borrowings from revolving credit facility	2,225	453

Net cash provided by financing activities	3,569	3,141

Net increase in cash	2,812	208
Cash at the beginning of the period	424	270

Cash at the end of the period	$3,236	$478

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$354	$139

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

We also perform contract manufacturing services for private label products through NutraScience Labs. Our contract manufacturing services business involves the manufacture of custom products to the specifications of a customer who requires finished product under the customer’s own brand name. We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of March 31, 2021, we had an accumulated deficit of $332,879. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt we have a working capital deficiency of $113,712 as of March 31, 2021. We also have $100,081 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

Except as described herein, there have been no changes in the Company’s significant accounting policies as described in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on April 16, 2021. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	March 31, 2021	December 31, 2020
Contract Liabilities - Customer Deposits	$4,895	$3,874
Contract Liabilities - Guaranteed Returns	60	60
	$4,955	$3,934

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Product Sales	$19,180	$16,378
Fulfillment Services	280	51
	$19,460	$16,429

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2021, total allowances amounted to $2,642, of which $1,544 was related to doubtful accounts receivable. As of December 31, 2020, total allowances amounted to $2,101, of which $1,127 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$383	$(5,164)
Effect of dilutive securities on net income (loss): Common stock warrants	-	-

Total net income (loss) for purpose of calculating diluted net income (loss) per common share	$383	$(5,164)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net income (loss) per common share	258,058,131	256,785,233
Weighted-average effect of dilutive securities: Common stock warrants	1,028,430	-

Total shares for purpose of calculating diluted net income (loss) per common share	259,086,561	256,785,233

Net income (loss) per common share:
Basic	$-	$(0.02)
Diluted	$-	$(0.02)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 28% and 33% of total sales for the three months ended March 31, 2021 and 2020, respectively. Sales to one of those customers were approximately 8% and 17% of total sales for the three months ended March 31, 2021 and 2020, respectively.  Accounts receivable from the top three customers were approximately 43% and 21% of total accounts receivable as of March 31, 2021 and December 31, 2020, respectively.  A single customer represents 4% and 10% of total accounts receivable as of March 31, 2021 and December 31, 2020, respectively, and this customer is a related party through a director who sits on both the Company’s board and that of the customer.

New and Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expenses on the income statement in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. For public entities, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within annual periods beginning after December 15, 2020. The Company adopted the standard using the modified retrospective approach as of January 1, 2020, with the effective date as of the date of initial application. The Company elected the practical expedients available under the provisions of the new standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; and not reassessing the initial direct cost for any existing leases. The Company also elected the practical expedient allowing the use of hindsight in determining the lease term and assessing impairment of right-of-use assets based on all facts and circumstances through the effective date of the new standard. Upon adoption, and prior to Q1 2020 activity, the Company recognized cumulative operating lease liabilities of $6.1 million and operating right-of-use assets of $5.5 million.

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

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$4,946	$2,053
Finished goods	5,694	5,994
	10,640	8,047
Reserve for obsolete inventory	(1,229)	(1,746)

Inventories, net	$9,411	$6,301

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2021	December 31, 2020

Trademarks	$3,459	$3,459
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
Other	-	-
	13,522	13,522
Accumulated amortization	(10,363)	(10,269)

Intangible assets, net	$3,159	$3,253

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $94 and $278 for the three months ended March 31, 2021, and 2020, respectively.

Note 5 – Debt

Debt consisted of the following:

	March 31,	December 31,
	2021	2020
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $141 and $201 at March 31, 2021 and December 31, 2020, respectively	4,859	4,799
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $171 and $244 at March 31, 2021 and December 31, 2020, respectively	3,829	3,756
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $70 and $100 at March 31, 2021 and December 31, 2020, respectively	7,930	7,900
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $115 and $164 at March 31, 2021 and December 31, 2020, respectively	4,885	4,836
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $6 and $9 at March 31, 2021 and December 31, 2020, respectively	1,994	1,991
Macatawa Bank	15,000	15,000
Total related party debt	90,571	90,356

Senior Credit Facility with Midcap	7,518	5,293

Other Debt:
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	1,674
February 2021 Note Payable to Fifth Third Bank, N.A.	1,344	-
Total other debt	3,018	1,674

Total debt	101,107	97,323
Less current portion	100,081	96,847

Long-term debt	$1,026	$476

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

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note was payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 6). In July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

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

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770. The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019; however, in July 2019, the Company and Golisano LLC amended this note to extend the maturity date to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 6).

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of March 31, 2021). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of March 31, 2021. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 6).

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

On April 22, 2021, we entered into Amendment Eighteen to the Credit and Security Agreement (the "MidCap Eighteenth Amendment"), which effectively updated the unused line fee to 0.375% per annum, updated the interest rates to 3.75% per annum, and renewed the Senior Credit Facility for an additional three years expiring on April 22, 2024 (See Subsequent Events in Note 9).

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $7,518 as of March 31, 2021.

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

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin December 1, 2020, however, the Company has applied for debt forgiveness for this loan, but no assurance can be provided that the forgiveness of any portion of the PPP Loan will be obtained. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities which will allow the Company to seek forgiveness for this loan.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,344 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin September 1, 2021. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the PPP Loan for payroll, office rent, and utilities which will allow the Company to seek forgiveness for this loan.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,518 as of March 31, 2021.

Note 6 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of March 31, 2021, and changes during the three months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding, December 31, 2020	6,034,702	$0.07
Granted	-	-
Canceled / Expired	-	-
Exercised	(1,034,702)	-

Outstanding, March 31, 2021	5,000,000	$0.09

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

Warrants Issued into Escrow

At March 31, 2021, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. These Escrow Warrants are as follows:

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

Note 7 – Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from 1 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.  Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 2 to 5 years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. On February 18th, 2021, a lease was extended for 5 years, resulting in the Company recognizing an additional operating lease liability of $908 and operating right-of-use asset of $908.

In April 2021, the Company entered into a lease agreement for office space commencing on May 1, 2021, for a period of 5 years and 2 months, ending in July 2026, for a base annual rent of $192, with escalation clauses. The Company has the option to extend the lease for a period of 3 years. Additionally, the Company will be responsible for its share of taxes and common area maintenance expenses. This lease is not included on the condensed consolidated balance sheet at March 31, 2021 or in the tables below (See Subsequent Events in Note 9).

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $199 and $198, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $81 and $70 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of March 31, 2021, the maturities of the Company’s lease liabilities were as follows:

2021 (excluding the three months ended March 31, 2021)	$942
2022	1,265
2023	1,298
2024	1,333
2025	1,369
Thereafter	1,356
Total lease payments	7,563
Less: imputed interest	(1,538)
Present value of lease liabilities	$6,025

Included below is other information regarding leases for the periods noted below.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Sublease income	$193	$188
Cash paid for operating leases	$323	$315
Weighted average remaining lease term (years) - operating leases	5.8	6.8
Weighted average discount rate – operating leases	8.25%	8.25%

Note 8 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2020 or March 31, 2021. As of March 31, 2021, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2021, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 9 – SUBSEQUENT EVENTS

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the period ended March 31, 2021 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows due to numerous uncertainties.

Internal Investigation

On May 14th, 2021, the Company announced that an internal investigation had discovered that a recently terminated employee in the Company’s accounting department had been embezzling Company funds. Preliminary findings indicate losses of approximately $500,000 occurring between 2016 and 2021.  We believe the employee had taken advantage of a complex consolidation process between multiple ERP systems, a lack of segregation of duties, weak internal controls, and a lack of managerial oversight.

Leases

On April 22, 2021, NutraScience Labs entered into a five-year lease agreement with JRD Realty, LLC, for 13,500 square feet of warehouse space in Hauppague, New York. Occupancy of the property commences on May 1, 2021 and concludes on July 31, 2026, with total rent to be paid over this period of $957,028.

Legal

On May 7, 2021, the Company settled Paula Maietta v. Re-Body, LLC, Case No. 5:20-cv-00691-JGB-KK, in U.S. District Court for the Central District of California for $50,000.

Lending

On April 22, 2021, the Company entered into Amendment Eighteen to the Credit and Security Agreement with Midcap, which effectively updated the unused line fee to 0.375% per annum, updated the interest rates to 3.75% per annum, and renewed the Senior Credit Facility for an additional three years expiring on April 22, 2024.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID pandemic; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

We distribute one of the broadest branded product lines in the industry with approximately 260 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In most periods since our formation, we have generated losses from operations. As of March 31, 2021, we had an accumulated deficit of $332.9 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt. Losses have been funded primarily through the issuance of common stock, warrants and third-party or related party debt.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2021, we had an accumulated deficit of $332.9 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and increase in debt over time, we have a working capital deficiency of $113.7 million at March 31, 2021. We also have $100.1 million of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three month period ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
Net sales	$19,460	$16,429	$3,031	18%
Cost of sales	12,342	11,265	1,077	10%
Gross profit	7,118	5,164	1,954	38%
Operating costs and expenses:
Selling expenses	889	283	606	214%
General and administrative expenses	3,658	6,857	(3,199)	-47%
Income (loss) from operations	2,571	(1,976)	4,547	230%

Other income (expense):
Interest expense, net	(2,169)	(2,158)	11	-1%
Loss on change in derivative liabilities	-	(1,030)	(1,030)	-100%
Other income (expense)	(19)	-	19	0%
Total other income (expense)	(2,188)	(3,188)	(1,000)	-31%

Income (loss) before income taxes	383	(5,164)	5,547	107%

Provision for income taxes	-	-

Total net income (loss)	$383	$(5,164)	$5,547	107%

Net Sales

The increase in our net sales by 18% for the three month period ended March 31, 2021 compared to the same period in 2020 is due to a recovery from the negative impacts of the COVID-19 pandemic upon 2020 sales figures.

Gross Profit

Our overall gross profit increase of 38% for the three month period ended March 31, 2021 compared to the same period in 2020 was primarily due to a focus on SKUs with higher margins.

Selling Expenses

Our selling expenses increased by 214% for the three month period ended March 31, 2021 compared to the same period in 2020 primarily due increased advertising and marketing campaigns, and the redesign of consumer websites.

General and Administrative Expenses

Our general and administrative expenses decreased by 47% for the three month period ended March 31, 2021 compared to the same period in 2020 due to the Company’s rightsizing initiatives and recognition of bad debt in 2020 due to the bankrupty of the Company’s largest customer.

Interest Expense, Net

Our interest expense was relatively unchanged with a $10 or 0% increase for the three months ended March 31, 2021 compared to the same prior year period.

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance.  Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations.  During the three months ended March 31, 2020, we reported a loss on change in derivative liabilities of $1,030. As of March 31, 2021, none of the warrants that resulted in the recording of the related derivative liabilities were outstanding.

Liquidity and Capital Resources

At March 31, 2021, we had an accumulated deficit of $332.9 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $113.7 million at March 31, 2021. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2021, we had cash of $3,236. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $757 for the three months ended March 31, 2021. During the three months ended March 31, 2021, we incurred a net borrowings from our senior credit facility of $2,225.

Our total liabilities increased by $8.1 million to $145.2 million at March 31, 2021 from $137.1 million at December 31, 2020. This increase in our total liabilities was primarily due to the increase of $3.6 million in notes payable and $2.6 million in accounts payable.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2021 as a result of our net income of $0.4 million, a provision for losses on accounts receivable of $541 in doubtful accounts receivable, other non-cash expenses totaling $7 net and a decrease in net operating assets and liabilities of $1,688. By comparison, for the three months ended March 31, 2020, net cash provided by operating activities was $2.9 million as a result of our net loss of $5.2 million, a provision for losses on accounts receivable of $4,097 in doubtful accounts receivable, a non-cash loss on change in derivative liabilities of $1,030, other non-cash expenses totaling $950 net and a decrease in net operating assets and liabilities of $3,846 .

Net cash provided by financing activities was $3,569 for the three months ended March 31, 2021, consisting of net borrowings of $2,225 under our revolving credit facility, and proceeds from the issuance of debt of $1,344.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings, LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes.  On May 7, 2020, Twinlab Consolidation Corporation (“TCC”), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020; however, the Company has applied for debt forgiveness for this loan. On January 25, 2021, TCC applied for another PPP Loan with Fifth Third bank in the amount of $1.3 million (the “Second PPP Loan”). The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin September 1, 2021. TCC may prepay 20% or less of the principal balance of the Note at any time without notice. TCC will use the proceeds of the Second PPP Loan for payroll, office rent, and utilities which will allow the Company to seek forgiveness for this loan.

TCC may prepay 20% or less of the principal balance of the Notes at any time without notice. TCC will use the proceeds of the PPP Loans for payroll, office rent, and utilities. While we intend to pursue the forgiveness of the PPP loan and Second PPP loan received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

On May 14th, 2021, the Company announced that an internal investigation had discovered that a recently terminated employee in the Company’s accounting department had been embezzling Company funds (See Subsequent Events in Note 9). Preliminary findings indicate losses of approximately $500,000 occurring between 2016 and 2021.  We believe the employee had taken advantage of a complex consolidation process between multiple ERP systems, a lack of segregation of duties, weak internal controls, and a lack of managerial oversight.

In the first quarter of 2021, the Company transitioned into a single ERP system which allows for establishment of increased segregation of duties and improvements of internal controls within the ERP system itself. Additionally, remediation of internal control weaknesses includes additional focus on managerial oversight and staffing changes within the accounting department.

During the fourth quarter of 2018 (and continuing into 2019), management identified material weaknesses in the selection and testing of our third-party logistics (“3PL”) and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company has determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered.During the first quarter of 2020, management identified material weaknesses related to our financial reporting procedures which resulted in the Company not properly recording a reserve for accounts receivable related to a significant customer that had recently entered bankruptcy proceedings. This material weakness caused the Company to have to amend its 2020 first quarter 10-Q on August 17, 2020 to properly state our financial position. Management believes that this control failure has been resolved with staffing changes and system improvements.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any legal proceedings, other than those described in Note 9, that could have a material impact on the Company’s financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 16, 2021.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

As of March 31, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,518 as of March 31, 2021.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

10.1

Promissory Note, dated February 5, 2021, by and between Twinlab Consolidated Corporation and Fifth Third Bank (incorporated by reference from the Company’s current Report on Form 8- filed on April 29, 2021).

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director

Date: May 17, 2021	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer