Form 10-Q
period 2021-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2021-08-16
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock, par value $0.001, outstanding on August 11, 2021 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financings, or other arrangements, the potential impact of the COVID-19 pandemic, and the efficacy and distribution of COVID-19 vaccines on our business operations.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1.    Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$1,294	$424
Accounts receivable, net	10,474	8,425
Inventories, net	10,466	6,301
Prepaid expenses and other current assets	2,610	2,195
Total current assets	24,844	17,345

Property and equipment, net	185	65
Right-of-use assets	5,960	4,710
Intangible assets, net	3,065	3,253
Goodwill	8,818	8,818
Other assets	1,724	760

Total assets	$44,596	$34,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,524	$4,712
Lease liabilities	927	742
Accrued expenses and other current liabilities	8,150	9,372
Accrued interest	23,595	20,359
Notes payable and current portion of long-term debt	100,820	96,847
Total current liabilities	139,016	132,032

Long-term liabilities:
Lease liabilities	5,658	4,592
Notes payable and long-term debt, net of current and debt discount	606	476
Total long-term liabilities	6,264	5,068

Total liabilities	145,280	137,100

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 392,864,182 shares issued, respectively	394	393
Additional paid-in capital	231,249	231,250
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(331,797)	(333,262)
Total stockholders’ deficit	(100,684)	(102,149)

Total liabilities and stockholders' deficit	$44,596	$34,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$18,109	$12,212	$37,570	$28,641
Cost of sales	13,273	9,388	25,615	20,653

Gross profit	4,836	2,824	11,955	7,988

Operating costs and expenses:
Selling expenses	737	341	1,626	624
General and administrative expenses	1,312	2,728	4,971	9,586

Income (loss) from operations	2,787	(245)	5,358	(2,222)

Other income (expense):
Interest expense, net	(2,241)	(2,148)	(4,410)	(4,306)
Gain (loss) on change in derivative liabilities	-	886	-	(143)
Other income	536	145	517	145

Total other expense	(1,705)	(1,117)	(3,893)	(4,304)

Income (loss) before income taxes	1,082	(1,362)	1,465	(6,526)

Provision for income taxes	-	-	-	-

Total net income (loss)	$1,082	$(1,362)	$1,465	$(6,526)

Weighted average number of common shares outstanding - basic	259,092,833	257,210,800	259,606,931	256,985,474
Net income (loss) per common share - basic	$0.01	$(0.01)	$0.01	$(0.03)

Weighted average number of common shares outstanding - diluted	259,092,833	258,235,795	259,606,931	256,985,474
Net income (loss) per common share - diluted
(See Note 2)	$0.01	$(0.01)	$0.01	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(324,037)	$(92,924)
Shares issued upon exercise of warrants	1,272,898	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,362)	(1,362)
Balance, June 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(325,399)	$(94,286)
Net loss	-	-	-	-	-	-	(1,852)	(1,852)
Balance, September 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(327,251)	$(96,138)

Balance, December 31, 2020	392,864,182	393	231,250	(30)	134,806,051	(500)	(333,262)	(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,879)	$(101,766)
Net income	-	-	-	-	-	-	1,082	1,082
Balance, June 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(331,797)	$(100,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,465	$(6,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	203	574
Amortization of right-to-use assets	434	390
Amortization of debt discount	431	521
Provision for (recovery of) obsolete inventories	(475)	479
Recovery of losses on accounts receivable	(625)	(230)
Loss on change in derivative liability	-	143
Other non-cash items	-	1
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	2,073
Inventories	(3,690)	(3,004)
Prepaid expenses and other current assets	(415)	67
Other assets	(968)	38
Accounts payable	813	(1,486)
Lease liabilities	(433)	(391)
Accrued expenses and other current liabilities	2,018	4,657

Net cash used in operating activities	(2,668)	(2,694)

Cash flows from investing activities:
Purchase of property and equipment	(135)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,344	6,674
Repayment of debt	-	(2,312)
Net borrowings from (repayment on) revolving credit facility	2,329	(1,460)

Net cash provided by financing activities	3,673	2,902

Net increase in cash	870	188
Cash at the beginning of the period	424	270

Cash at the end of the period	$1,294	$458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$389	$234

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

We also perform services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitates the production of new supplements to market and reformulate existing products to include scientifically backed ingredients. We provide our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

NSL facilitates the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products is to help our customers manufacture or reformulate dietary supplements for sale and distribution. We do this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplify the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We do not market these private label products, but rather sell the products to the customer, who is then responsible for the marketing, distribution, and sale to retailers or to their end customers.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of June 30, 2021, we had an accumulated deficit of $331,797. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt we have a working capital deficiency of $114,172 as of June 30, 2021. We also have $100,820 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	June 30, 2021	December 31, 2020
Contract Liabilities - Customer Deposits	$3,519	$3,874
Contract Liabilities - Guaranteed Returns	25	60
	$3,544	$3,934

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Product Sales	$17,914	$12,144
Fulfillment Services	195	68
	$18,109	$12,212

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Product Sales	$37,094	$28,526
Fulfillment Services	476	115
	$37,570	$28,641

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2021, total allowances amounted to $1,476, of which $622 was related to doubtful accounts receivable. As of December 31, 2020, total allowances amounted to $2,101, of which $1,127 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,082	$(1,362)	$1,465	$(6,526)
Effect of dilutive securities on net income (loss):
Common stock warrants	-	(886)	-	-

Total net income (loss) for purpose of calculating diluted net income (loss) per common share	$1,082	$(2,248)	$1,465	$(6,526)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net income (loss) per common share	259,092,833	257,210,800	259,606,931	256,985,474
Weighted-average effect of dilutive securities:
Common stock warrants	-	1,024,995	-	-

Total shares for purpose of calculating diluted net income (loss) per common share	259,092,833	258,235,795	259,606,931	256,985,474

Net income (loss) per common share:
Basic	$0.01	$(0.01)	$0.01	$(0.03)
Diluted	$0.01	$(0.01)	$0.01	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 34% and 25% of total sales for the three months ended June 30, 2021 and 2020, respectively and 31% and 26% of total sales for the six months ended June 30, 2021 and 2020, respectively. Sales to one of those customers were approximately 15% and 5% of total sales for the three months ended June 30, 2021 and 2020, respectively, and 5% and 10% of total sales for the six months ended June 30, 2021 and 2020, respectively. Accounts receivable from the top three customers were approximately 43% and 21% of total accounts receivable as of June 30, 2021 and December 31, 2020, respectively.  A single customer represents 2% and 10% of total accounts receivable as of June 30, 2021 and December 31, 2020, respectively, and this customer is a related party through a director who sits on both the Company’s board and that of the customer.

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

New and Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$5,888	$2,053
Finished goods	5,849	5,994
	11,737	8,047
Reserve for obsolete inventory	(1,271)	(1,746)

Inventories, net	$10,466	$6,301

Note 4 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2021	December 31, 2020

Trademarks	$3,459	$3,459
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
	13,522	13,522
Accumulated amortization	(10,457)	(10,269)

Intangible assets, net	$3,065	$3,253

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $94 and $277 for the three months ended June 30, 2021, and 2020, respectively, and was $188 and $555 for the six months ended June 30, 2021 and 2020, respectively.

Note 5 – Debt

Debt consisted of the following:

	June 30,	December 31,
	2021	2020
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $80 and $201 at June 30, 2021 and December 31, 2020, respectively	4,920	4,799
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $98 and $244 at June 30, 2021 and December 31, 2020, respectively	3,902	3,756
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $40 and $100 at June 30, 2021 and December 31, 2020, respectively	7,960	7,900
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $66 and $164 at June 30, 2021 and December 31, 2020, respectively	4,934	4,836
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $4 and $9 at June 30, 2021 and December 31, 2020, respectively	1,996	1,991
Macatawa Bank	15,000	15,000
Total related party debt	90,786	90,356

Senior Credit Facility with Midcap	7,623	5,293

Other Debt:
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	1,674
February 2021 Note Payable to Fifth Third Bank, N.A.	1,344	-
Total other debt	3,018	1,674

Total debt	101,427	97,323
Less current portion	100,820	96,847

Long-term debt	$606	$476

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note ( “January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The original maturity date of the January 2016 GH Note was January 28, 2019; however, on January 23, 2019, the Company and GH amended the January 2016 GH Note to extend the maturity to June 30, 2019, then in July, 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note ( “March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on March 21, 2019; however, in January 2019, the Company and GH amended this note to extend the maturity to June 30, 2019, then in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note ( “December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on December 31, 2019; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 ( “August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 6). The note was scheduled to mature on August 29, 2020; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 ( “February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021; however, in July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

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

Furthermore, as a result of notes issued on February 6, 2018, by GH and Golisano Holdings LLC (“Golisano LLC”), GH and Golisano LLC entered into an “Intercreditor Agreement” where they agreed that each of the February 2018 GH Note, A&R August 2017 GH Note, and the Golisano LLC February 2018 Note (as defined below) are pari passu  as to repayment, security and otherwise and are equally and ratably secured.

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 secured promissory note, GH loaned the Company $5,000 ( "July 2018 GH Note"). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note was payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 6). In July 2019, the Company and GH amended this note to extend the maturity date to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano Holdings LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 ( "November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note was payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 6). In July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 unsecured promissory note ( “February 2020 GH Note”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of June 30, 2021). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of June 30, 2021. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 6).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $7,623 as of June 30, 2021.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin December 1, 2020, however, the Company has applied for debt forgiveness for this loan, but no assurance can be provided that the forgiveness of any portion of the PPP Loan will be obtained. TCC may prepay 20% or less of the principal balance of the PPP Note at any time without notice. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities which allows the Company to seek forgiveness for this loan.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a second loan from Fifth Third Bank, National Association in the amount of $1,344 obtained under the Paycheck Protection Program. The PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin September 1, 2021. TCC may prepay 20% or less of the principal balance of the Second PPP Note at any time without notice. TCC used the proceeds of the PPP Loan for payroll, which allows the Company to seek forgiveness for this loan.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of June 30, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,623 as of June 30, 2021.

Note 6 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of June 30, 2021, and changes during the six months then ended:

		Weighted Average
	Shares Underlying	Exercise
	Warrants	Price

Outstanding, December 31, 2020	6,034,702	$0.07
Granted	-	-
Canceled / Expired	(500,000)	-
Exercised	(1,034,702)	-

Outstanding, June 30, 2021	4,500,000	$0.01

Midcap Warrant

The line of credit agreement with MidCap described in Note 5 has been amended from time to time and when it was necessary under the terms of the agreement to obtain MidCap's consent to the transactions contemplated by the above mentioned GH notes and Golisano LLC notes. On April 22, 2019, subsequent to entering into the MidCap Seventeenth Amendment, the Company issued a warrant to MidCap exercisable for up to 500,000 shares of Company common stock at an exercise price of $0.76 per share. The Company has reserved 500,000 shares of Company common stock for issuance. The warrant expired on April 22, 2021 and was not reissued.

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

Warrants Issued into Escrow

At June 30, 2021, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. These Escrow Warrants are as follows:

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

For the three months and six months ended June 30, 2021, the Company incurred $233 and $431, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $81 and $162 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of June 30, 2021, the maturities of the Company’s lease liabilities were as follows:

2021 (excluding the six months ended June 30, 2021)	$711
2022	1,445
2023	1,484
2024	1,524
2025	1,566
Thereafter	1,456
Total lease payments	8,186
Less: imputed interest	(1,600)
Present value of lease liabilities	$6,586

Included below is other information regarding leases for the periods noted below.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Sublease income	$193	$386
Cash paid for operating leases	$335	$658
Weighted average remaining lease term (years) - operating leases	5.4	5.4
Weighted average discount rate – operating leases	8.25%	8.25%

Note 8 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2020 or June 30, 2021. As of June 30, 2021, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2021, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 9 – SUBSEQUENT EVENTS

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic and the efficacy and distribution of COVID-19 vaccines on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the period ended June 30, 2021 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations, and cash flows due to numerous uncertainties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as anticipates, believes, estimates, expects, intends, predicts, hopes, should, plans, will and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID pandemic; the efficacy and distribution of COVID-19 vaccines; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

We also perform services between private label distributors and contract manufacturers under the NutraScience Labs brand name. NSL facilitates the production of new supplements to market and reformulate existing products to include scientifically backed ingredients. We provide our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

NSL facilitates the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products is to help our customers manufacture or reformulate dietary supplements for sale and distribution. We do this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplify the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We do not market these private label products, but rather sell the products to the customer, who is then responsible for the marketing, distribution, and sale to retailers or to their end customers.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2021, we had an accumulated deficit of $331.8 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and increase in debt over time, we have a working capital deficiency of $114.2 million at June 30, 2021. We also have $100.4 million of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2021 and 2020

The following table summarizes our financial results for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change	2020	2019	(Decrease)	Change
Net sales	$18,109	$12,212	$5,897	48%	$37,570	$28,641	$8,929	31%
Cost of sales	13,273	9,388	3,885	41%	25,615	20,653	4,962	24%
Gross profit	4,836	2,824	2,012	71%	11,955	7,988	3,967	50%
Operating costs and expenses:
Selling expenses	737	341	396	116%	1,626	624	1,002	161%
General and administrative expenses	1,312	2,728	(1,416)	-52%	4,971	9,586	(4,615)	-48%
Income (loss) from operations	2,787	(245)	3,032	1238%	5,358	(2,222)	7,580	341%

Other income (expense):
Interest expense, net	(2,241)	(2,148)	93	4%	(4,410)	(4,306)	104	2%
Gain (loss) on change in derivative liabilities	-	886	886	-100%	-	(143)	(143)	-100%
Other income	536	145	(391)	270%	517	145	(372)	257%
Total other expense	(1,705)	(1,117)	588	53%	(3,893)	(4,304)	411	10%

Income (loss) before income taxes	1,082	(1,362)	2,444	179%	1,465	(6,526)	7,991	122%

Provision for income taxes	-	-			-	-

Total net income (loss)	$1,082	$(1,362)	$2,444	179%	$1,465	$(6,526)	$7,991	122%

Net Sales

The increase in our net sales by 48% and 31% for the three month and six month periods ended June 30, 2021 compared to the same period in 2020 is due to a recovery from the negative impacts of the COVID-19 pandemic upon 2020 sales figures.

Gross Profit

Our overall gross profit increase of 71% and 50% for the three month and six month periods ended June 30, 2021 compared to the same period in 2020 was primarily due to a focus on SKUs with higher margins.

Selling Expenses

Our selling expenses increased by 116% and 161% for the three month and six month periods ended June 30, 2021 compared to the same period in 2020 primarily due to increased advertising and marketing campaigns, as well as the redesign of our consumer websites.

General and Administrative Expenses

Our general and administrative expenses decreased by 52% and 48% for the three month and six month periods ended June 30, 2021 compared to the same period in 2020 due to the Company’s rightsizing initiatives and recognition of bad debt in 2020 due to the bankruptcy of the Company’s largest customer.

Interest Expense, Net

Our interest expense increased by $93 and $106, or 4% and 2%, for the three month and six month periods ended June 30, 2021 compared to the same period in the prior year. The increases were primarily due to increased debt via the addition of two PPP loans (See Other Debt in Note 5).

Gain (Loss) on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations. As of June 30, 2021, none of the warrants that resulted in the recording of the related derivative liabilities is outstanding.

Liquidity and Capital Resources

At June 30, 2021, we had an accumulated deficit of $331.8 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $114.2 million at June 30, 2021. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of June 30, 2021, we had cash of $1,294. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $2,668 for the six months ended June 30, 2021. During the six months ended June 30, 2021, we incurred net borrowings from our senior credit facility of $2,329.

Our total liabilities increased by $8.2 million to $145.3 million at June 30, 2021 from $137.1 million at December 31, 2020. This increase in our total liabilities was primarily due to the increase of $4.0 million in notes payable and $3.2 million in accrued interest.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2021 as a result of our net income of $1.5 million, a provision for recovery of accounts receivable of $625 in doubtful accounts receivable, other non-cash expenses totaling $593 net and a decrease in net operating assets and liabilities of $4,103. By comparison, for the six months ended June 30, 2020, net cash used in operating activities was $2.7 million as a result of our net loss of $6.5 million, a recovery for losses of accounts receivable of $230 in doubtful accounts receivable, a non-cash loss on change in derivative liabilities of $143, other non-cash expenses totaling $1,965 net, and an increase in net operating assets and liabilities of $1,954.

Net cash provided by financing activities was $3,672 for the six months ended June 30, 2021, consisting of net borrowings of $2,329 under our revolving credit facility, and proceeds from the issuance of debt of $1,344.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2020 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings, LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes.  On May 7, 2020, TCC received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the “PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020; however, the Company has applied for debt forgiveness for this loan. On January 25, 2021, TCC applied for another PPP Loan with Fifth Third bank in the amount of $1.3 million (the “Second PPP Loan”).  The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin September 1, 2021.

TCC may prepay 20% or less of the principal balances of the notes at any time without notice. TCC used the proceeds of the PPP Loans for payroll, office rent, and utilities which allows the Company to seek forgiveness of these loans. While we intend to pursue the forgiveness of the PPP loan and Second PPP loan received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

On May 14, 2021, the Company announced that an internal investigation had discovered that a recently terminated employee in the Company’s accounting department had been embezzling Company funds. The investigation indicated losses of approximately $500,000 occurring between 2016 and 2021.  As a result of the findings of the investigation, the terminated employee returned the majority of the embezzled funds to the Company.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any legal proceedings that could have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

As of June 30, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,623 as of June 30, 2021.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

10.1	Amendment No. 18 to Credit and Security Agreement, dated as of April 22, 2021, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding IV Trust

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CA	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Label.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director

Date: August 16, 2021	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer