Form 10-Q
period 2021-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2021-11-15
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock, par value $0.001, outstanding on November 10, 2021 was 259,092,833 shares.

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in “Part I, Item 1A - Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2021 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$2,148	$424
Accounts receivable, net	10,399	8,425
Inventories, net	10,571	6,301
Prepaid expenses and other current assets	2,067	2,195
Total current assets	25,185	17,345

Property and equipment, net	143	65
Right-of-use assets	5,847	4,710
Intangible assets, net	2,970	3,253
Goodwill	8,818	8,818
Other assets	1,713	760

Total assets	$44,676	$34,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,612	$4,712
Lease liabilities	1,003	742
Accrued expenses and other current liabilities	9,661	9,372
Accrued interest	25,233	20,359
Notes payable and current portion of long-term debt	100,188	96,847
Total current liabilities	140,697	132,032

Long-term liabilities:
Lease liabilities	5,469	4,592
Notes payable and long-term debt, net of current and debt discount	382	476
Total long-term liabilities	5,851	5,068

Total liabilities	146,548	137,100

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 392,864,182 shares issued, respectively	394	393
Additional paid-in capital	231,249	231,250
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(332,985)	(333,262)
Total stockholders’ deficit	(101,872)	(102,149)

Total liabilities and stockholders' deficit	$44,676	$34,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$18,272	$18,371	$55,841	$47,012
Cost of sales	12,230	14,669	37,844	35,322

Gross profit	6,042	3,702	17,997	11,690

Operating costs and expenses:
Selling expenses	912	420	2,538	1,044
General and administrative expenses	4,096	2,981	9,067	12,567

Income (loss) from operations	1,034	301	6,392	(1,921)

Other income (expense):
Interest expense, net	(2,208)	(2,183)	(6,619)	(6,489)
Gain on change in derivative liabilities	-	178	-	35
Other income (expense)	(14)	(148)	504	(3)

Total other expense	(2,222)	(2,153)	(6,115)	(6,457)

Income (loss) before income taxes	(1,188)	(1,852)	277	(8,378)

Provision for income taxes	-	-	-	-

Total net income (loss)	$(1,188)	$(1,852)	$277	$(8,378)

Weighted average number of common shares outstanding - basic	259,092,833	258,058,131	258,751,722	257,345,636
Net income (loss) per common share - basic	$0.00	$(0.01)	$0.00	$(0.03)

Weighted average number of common shares outstanding - diluted	259,092,833	259,086,721	258,751,722	260,486,654
Net income (loss) per common share - diluted
(See Note 2)	$0.00	$(0.01)	$0.00	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	1,141,405	2	(2)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,164)	(5,164)
Balance, March 31, 2020	391,591,284	$392	$231,251	$(30)	134,806,051	$(500)	$(324,037)	$(92,924)
Shares issued upon exercise of warrants	1,272,898	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,362)	(1,362)
Balance, June 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(325,399)	$(94,286)
Net loss	-	-	-	-	-	-	(1,852)	(1,852)
Balance, September 30, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(327,251)	$(96,138)

Balance, December 31, 2020	392,864,182	393	231,250	(30)	134,806,051	(500)	(333,262)	(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,879)	$(101,766)
Net income	-	-	-	-	-	-	1,082	1,082
Balance, June 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(331,797)	$(100,684)
Net loss	-	-	-	-	-	-	(1,188)	(1,188)
Balance, September 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,985)	$(101,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$277	$(8,378)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	351	860
Amortization of right-to-use assets	656	591
Amortization of debt discount	647	736
Recovery of obsolete inventories	(1,001)	(206)
Recovery of losses on accounts receivable	(682)	(3,251)
Gain on change in derivative liability	-	(35)
Changes in operating assets and liabilities:
Accounts receivable	(1,292)	3,939
Inventories	(3,269)	(1,459)
Prepaid expenses and other current assets	128	(508)
Other assets	(955)	56
Accounts payable	(99)	(3,443)
Lease liabilities	(655)	(599)
Accrued expenses and other current liabilities	5,164	7,289

Net cash used in operating activities	(730)	(4,408)

Cash flows from investing activities:
Purchase of property and equipment	(147)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,344	6,674
Repayment of debt	-	(2,310)
Net borrowings from revolving credit facility	1,257	671

Net cash provided by financing activities	2,601	5,035

Net increase in cash	1,724	607
Cash at the beginning of the period	424	270

Cash at the end of the period	$2,148	$877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,098	$1,032

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

We are an integrated marketer, distributor, and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty store retailers, on-line retailers, and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name, a market leader in the healthy aging and beauty from within categories sold under the Reserveage Nutrition and ResVitale® brand names; diet and energy products sold under the Metabolife® brand name; and a full line of herbal teas sold under the Alvita® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

We also perform services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitates the production of new supplements to market and reformulates existing products to include scientifically-backed ingredients. We provide our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of September 30, 2021, we had an accumulated deficit of $332,985. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $115,512 as of September 30, 2021. We also have $100,188 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers.  We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets or seeking financing through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing agreements.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	September 30, 2021	December 31, 2020
Contract Liabilities - Customer Deposits	$4,604	$3,874
Contract Liabilities - Guaranteed Returns	56	60
	$4,660	$3,934

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Product Sales	$18,106	$18,291
Fulfillment Services	166	80
	$18,272	$18,371

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Product Sales	$55,200	$46,817
Fulfillment Services	641	195
	$55,841	$47,012

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2021, total allowances amounted to $1,419, of which $536 was related to doubtful accounts receivable. As of December 31, 2020, total allowances amounted to $2,101, of which $1,127 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(1,188)	$(1,852)	$277	$(8,378)
Effect of dilutive securities on net income (loss):
Common stock warrants	-	(178)	-	(35)

Total net income (loss) for purpose of calculating diluted net income (loss) per common share	$(1,188)	$(2,030)	$277	$(8,413)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net income (loss) per common share	259,092,833	258,058,131	258,751,722	257,345,636
Weighted-average effect of dilutive securities:
Common stock warrants	-	1,028,590	-	3,141,018

Total shares for purpose of calculating diluted net income (loss) per common share	259,092,833	259,086,721	258,751,722	260,486,654

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.03)
Diluted	$0.00	$(0.01)	$0.00	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 24% and 27% of total sales for the three months ended September 30, 2021 and 2020, respectively, and 28% and 24% of total sales for the nine months ended September 30, 2021 and 2020, respectively. Sales to one of those customers were approximately 13% and 15% of total sales for the three months ended September 30, 2021 and 2020, respectively, and 12% and 9% of total sales for the nine months ended September 30, 2021 and 2020, respectively. Accounts receivable from the top three customers were approximately 35% and 21% of total accounts receivable as of September 30, 2021 and December 31, 2020, respectively.  A single customer represents 5% and 10% of total accounts receivable as of September 30, 2021 and December 31, 2020, respectively. This customer is a related party through a director who sits on both the Company’s Board of Directors and that of the customer.

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

New and Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

Note 3 – Inventories, net

Inventories, net consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$5,745	$2,053
Finished goods	5,571	5,994
	11,316	8,047
Reserve for obsolete inventory	(745)	(1,746)

Inventories, net	$10,571	$6,301

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Machinery and equipment	$36	$36
Leasehold improvements	118	20
Computers and other	137	88
	291	144
Accumulated depreciation and amortization	(148)	(79)

Property and equipment, net	$143	$65

Depreciation and amortization expense totaled $55 and $9 for the three months ended September 30, 2021 and 2020, respectively, and totaled $69 and $28 for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020

Trademarks	$3,459	$3,459
Indefinite-lived intangible assets	1,400	1,400
Customer relationships	8,663	8,663
	13,522	13,522
Accumulated amortization	(10,552)	(10,269)

Intangible assets, net	$2,970	$3,253

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $94 and $277 for the three months ended September 30, 2021, and 2020, respectively, and was $283 and $832 for the nine months ended September 30, 2021 and 2020, respectively.
9

Note 6 – Debt

Debt consisted of the following:

	September 30,	December 31,
	2021	2020
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $20 and $201 at September 30, 2021 and December 31, 2020, respectively	4,980	4,799
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $24 and $244 at September 30, 2021 and December 31, 2020, respectively	3,975	3,756
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $10 and $100 at September 30, 2021 and December 31, 2020, respectively	7,990	7,900
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $16 and $164 at September 30, 2021 and December 31, 2020, respectively	4,983	4,836
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $1 and $9 at September 30, 2021 and December 31, 2020, respectively	1,999	1,991
Macatawa Bank	15,000	15,000
Total related party debt	91,001	90,356

Senior Credit Facility with Midcap	6,551	5,293

Other Debt:
May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	1,674
February 2021 Note Payable to Fifth Third Bank, N.A.	1,344	-
Total other debt	3,018	1,674

Total debt	100,570	97,323
Less current portion	100,188	96,847

Long-term debt	$382	$476

Little Harbor LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018 we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (“Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020; the maturity was subsequently extended to October 22, 2021.

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor loaned us the full approved amount of $4,770 during the year ended December 31, 2016. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7). This unsecured note was scheduled to mature on January 28, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

Little Harbor had delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party in December of 2021. To date, Little Harbor has not exercised any of its remedies available upon a default.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on March 21, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on December 31, 2019, which was subsequently extended to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on August 29, 2020, which was subsequently extended to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 (“February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021, which was subsequently extended to October 22, 2021.

As previously reported, on February 6, 2018, the Company issued an amended and restated secured promissory note to GH (“A&R August 2017 GH Note”) replacing the prior secured promissory note issued on August 30, 2017. The amendment and restatement added a requirement that when the Company consummates any Special Asset Disposition (as defined in the February 2018 GH Note), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the A&R August 2017 GH Note and any other note subject to the Intercreditor Agreement (defined below). The interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017; however, the maturity date had been extended to October 22, 2021.

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

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano LLC.

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

          GH had delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending parties in December of 2021. To date, GH has not exercised any of its remedies available upon a default.

Golisano Holdings LLC

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors is a principal of Golisano LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The managing director of Penta, an institutional investor, is also a director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from Penta (“First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The Company and Golisano LLC amended this note to extend the maturity from November 5, 2020 to October 22, 2021. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan.

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly (“Golisano JL-US Note”). The note matured on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015. The 434,809 warrants expired unexercised on February 13, 2020.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta (“Second Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The note matured on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan.

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770. The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019, which was subsequently extended to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019, which was subsequently extended to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019, which was subsequently extended to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021, which was subsequently extended to October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 unsecured promissory note (“Golisano LLC February 2020 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8%, with the principal payable at the maturity date of  October 22, 2021.

Golisano LLC had delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the aforementioned notes held by Golisano LLC through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party in December of 2021. To date, Golisano LLC has not exercised any of its remedies available upon a default.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of September 30, 2021). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of September 30, 2021. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $6,551 as of September 30, 2021.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association ("Fifth Third Bank") in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin December 1, 2020; however, the Company is applying for debt forgiveness for this loan, but no assurance can be provided that the forgiveness of any portion of the PPP Loan will be obtained. TCC may prepay 20% or less of the principal balance of the PPP Note at any time without notice. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities which allows the Company to seek forgiveness for this loan.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a second loan from Fifth Third Bank, in the amount of $1,344 obtained under the Paycheck Protection Program. The PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021; however, the Company is applying for debt forgiveness for this loan, but no assurance can be provided that the forgiveness of any portion of the PPP Loan will be obtained. TCC may prepay 20% or less of the principal balance of the Second PPP Note at any time without notice. TCC used the proceeds of the PPP Loan for payroll, which allows the Company to seek forgiveness for this loan.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of September 30, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $6,551 as of September 30, 2021.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of September 30, 2021, and changes during the nine months then ended:

		Weighted Average
	Shares Underlying	Exercise
	Warrants	Price

Outstanding, December 31, 2020	6,034,702	$0.07
Granted	-	-
Canceled / Expired	(500,000)	-
Exercised	(1,034,702)	-

Outstanding, September 30, 2021	4,500,000	$0.01

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

Warrants Issued into Escrow

At September 30, 2021, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default debt. These Escrow Warrants are as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 Golisano Warrant. The January 2016 Golisano Warrant, if exercisable, expires on February 28, 2022. The January 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the January 2016 GH Warrant. The January 2016 GH Warrant, if exercisable, expires on February 28, 2022. The January 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 GH Warrant. The March 2016 GH Warrant, if exercisable, expires on March 21, 2022. The March 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which had been extended to October 22, 2021. The company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

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

In August 2021, the Company amended one of its lease agreements for office space to expand into an additional 1,533 square feet commencing on September 1, 2021, for a period of 2 years and 1 month, ending in October 2023. The base annual rent is $60 plus applicable sales taxes.

For the three months and nine months ended September 30, 2021, the Company incurred $244 and $675, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $81 and $244 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

As of September 30, 2021, the maturities of the Company’s lease liabilities were as follows:

2021 (excluding the nine months ended September 30, 2021)	$366
2022	1,505
2023	1,534
2024	1,524
2025	1,566
Thereafter	1,455
Total lease payments	7,950
Less: imputed interest	(1,478)
Present value of lease liabilities	$6,472

Included below is other information regarding leases for the periods noted below.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Sublease income	$196	$582
Cash paid for operating leases	$355	$1,013
Weighted average remaining lease term (years) - operating leases	5.1	5.1
Weighted average discount rate – operating leases	8.25%	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2020 or September 30, 2021. As of September 30, 2021, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2021, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 10 – SUBSEQUENT EVENTS

   SUBLEASES

On October 1, 2021, the Company entered into a sublease agreement for 13,111 square feet of office space within the same building of our current office in Boca Raton, Florida. Occupancy of the property commenced on October 1, 2021 and concludes on February 28, 2026, with total rent to be collected over this period of $918,484.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as "anticipates", "believes", "estimates", "expects", "intends", "predicts", "hopes", "should", "plans", "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID-19 pandemic; the efficacy and distribution of COVID-19 vaccines; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

Overview

We are an integrated formulator, marketer, distributor, and retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty retailers, on-line retailers, and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Our products include vitamins, minerals, specialty supplements, and sports nutrition products primarily under the Twinlab®, Reserveage and ResVitale® brands. We also formulate, market and sell diet and energy products under the Metabolife® brand, and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, powders, and whole herbs. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

We also perform services between private label distributors and contract manufacturers under the NutraScience Labs ("NSL") brand name. NSL facilitates the production of new supplements to market and reformulates existing products to include scientifically-backed ingredients. We provide our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2021, we had an accumulated deficit of $333.0 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and increase in debt over time, we have a working capital deficiency of $115.5 million at September 30, 2021. We also have $100.2 million of debt, net of discount, which could be due within the next 12 months. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2021 and 2020

The following table summarizes our financial results for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Net sales	$18,272	$18,371	$(99)	-1%	$55,841	$47,012	$8,829	19%
Cost of sales	12,230	14,669	(2,439)	-17%	37,844	35,322	2,522	7%
Gross profit	6,042	3,702	2,340	63%	17,997	11,690	6,307	54%
Operating costs and expenses:
Selling expenses	912	420	492	117%	2,538	1,044	1,494	143%
General and administrative expenses	4,096	2,981	1,115	37%	9,067	12,567	(3,500)	-28%
Income (loss) from operations	1,034	301	733	244%	6,392	(1,921)	8,313	433%

Other income (expense):
Interest expense, net	(2,208)	(2,183)	25	1%	(6,619)	(6,489)	130	2%
Gain on change in derivative liabilities	-	178	(178)	-100%	-	35	(35)	-100%
Other income (expense)	(14)	(148)	(134)	-91%	504	(3)	507	16,900%
Total other expense	(2,222)	(2,153)	69	3%	(6,115)	(6,457)	(342)	-5%

Income (loss) before income taxes	(1,188)	(1,852)	664	36%	277	(8,378)	8,655	103%

Provision for income taxes	-	-			-	-

Total net income (loss)	$(1,188)	$(1,852)	$664	36%	$277	$(8,378)	$8,655	103%

Net Sales

Net sales decreased by 1% for the three month period ended September 30, 2021 compared to the same period in 2020 due to a recovery of sales related to COVID-19 in 2020 that was not similarly realized in 2021. The increase in our net sales of 19% for the nine month period ended September 30, 2021 compared to the same period in 2020 is due to a recovery from the negative impacts of the COVID-19 pandemic upon 2020 sales figures as well as increased demand from some of our major customers.

Gross Profit

Our overall gross profit increase of 63% and 54% for the three month and nine month periods ended September 30, 2021 compared to the same periods in 2020 was primarily due to a focus on SKUs with higher margins and a reduction in supply chain costs as part of the recovery from the negative impacts of the COVID-19 pandemic.

Selling Expenses

Our selling expenses increased by 117% and 143% for the three month and nine month periods ended September 30, 2021 compared to the same periods in 2020 primarily due to increased advertising and marketing campaigns related to a new product launch, as well as the launch of our new websites and trade show attendance.

General and Administrative Expenses

Our general and administrative expenses increased by 37% for the three month period ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in staffing levels. For the nine month period ended September 30, 2021, our general and administrative expenses decreased by 28% compared to the same period in 2020 due to the recognition of bad debt in 2020 due to the bankruptcy of the Company’s largest customer.

Interest Expense, Net

Our interest expense slightly increased by $25 and $130, or 1% and 2%, for the three month and nine month periods ended September 30, 2021 compared to the same periods in 2020. The increases were primarily due to increased debt via the addition of two PPP loans (See Other Debt in Note 6).

Gain on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date are recorded as derivative liabilities with a corresponding charge to our condensed consolidated statements of operations. As of September 30, 2021, none of the warrants that resulted in the recording of the related derivative liabilities are outstanding.

Liquidity and Capital Resources

At September 30, 2021, we had an accumulated deficit of $333.0 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $115.5 million at September 30, 2021. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of September 30, 2021, we had cash of $2,148. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $730 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we incurred net borrowings from our revolving credit facility of $1,257.

Our total liabilities increased by $9.4 million to $146.5 million at September 30, 2021 from $137.1 million at December 31, 2020 primarily due to the increase of $4.9 million in accrued interest and $3.3 million in notes payable.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $0.7 million for the nine months ended September 30, 2021 as a result of our net income of $0.3 million, a recovery for losses on accounts receivable of $682 in doubtful accounts receivable, other non-cash expenses totaling $653, net and a decrease in net operating assets and liabilities of $978. By comparison, for the nine months ended September 30, 2020, net cash used in operating activities was $4.4 million as a result of our net loss of $8.4 million, a recovery for losses on accounts receivable of $3,251 in doubtful accounts receivable, a non-cash gain on change in derivative liabilities of $35, other non-cash expenses totaling $1,981 net, and an increase in net operating assets and liabilities of $5,275.

Net cash provided by financing activities was $2,601 for the nine months ended September 30, 2021, consisting of net borrowings of $1,257 under our revolving credit facility, and proceeds from the issuance of debt of $1,344.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2020 and the nine months ended September 30, 2021 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals have not been executed and these notes are currently in default.  We anticipate extending the maturity dates and related payment deferrals with the lending parties in December of 2021. On May 7, 2020, TCC received the proceeds of a loan from Fifth Third Bank in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the “PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments that were due beginning December 1, 2020; however, the Company is applying for debt forgiveness for this loan. On January 25, 2021, TCC applied for another PPP Loan with Fifth Third Bank in the amount of $1.3 million (the “Second PPP Loan”).  The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the “Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021; however, the Company is applying for debt forgiveness for this loan.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $6,551 as of September 30, 2021.

To date, we are in default for not executing the amendments to extend the maturity date and related payment deferrals of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6). As of September 30, 2021 we had $8,037, $28,455 and $39,509 of net of discount indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

10.1

Amendment No. 18 to Credit and Security Agreement, dated as of April 22, 2021, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding IV Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on August 13, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CA	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Label.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director

Date: November 15, 2021	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer

