Form 10-K
period 2021-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2022-03-29
CIK 1590695

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-55181

Twinlab Consolidated Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 T-Rex Avenue, Suite 225
Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 443-4301

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2021 was $8,250,771 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on March 23, 2022 was 259,092,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

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

•	potential slow or negative growth in the vitamin, mineral and supplement market;

`	•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both;

•	our dependency on retail stores for sales;

•	the loss of significant customers;

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

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly-owned subsidiary of TCH. Our operational focus redirected to TCC which, through its operating subsidiaries, developed, manufactured, and marketed high-quality, science-based nutritional supplements, as well as through our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which, in combination with the TCC operating businesses acquired in the Merger, form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. ("NutraScience") on February 6, 2015.  The second was the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, on October 5, 2015. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories. The addition of innovative new brands and concepts is what ties together the TCC family of brands.

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

We maintain our principal executive offices at 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida, which we moved in September 2021. TCC's wholly owned subsidiaries are THI, NutraScience, NutraScience Labs IP Corporation, and Organic Holdings. THI's wholly owned subsidiaries are Twinlab Corporation (sometimes referred to herein as "Twinlab"), which markets nutritional supplements under its own brands and for others, and ISI Brands, Inc. ("ISI"), which holds title to the intellectual property used in the marketing activities of Twinlab Corporation. Organic Holdings' wholly owned operating subsidiaries are CocoaWell, LLC, Fembody, LLC, InnoVitamin Organics, LLC, Joie Essance, LLC, Organics Management LLC d/b/a Reserveage Nutrition, Re-Body, LLC, Reserve Life Organics, LLC, ResVitale, LLC, Reserve Life Nutrition, L.L.C., and Innovita Specialty Distribution LLC.  Reserveage Nutrition and ResVitale, LLC, both market nutritional supplements under their own respective brands.  Reserveage Nutrition also markets a line of skincare products.  InnoVitamin Organics, LLC, holds title to the intellectual property used in the marketing activities of Reserveage Nutrition and ResVitale, LLC.

For convenience in this report, the terms "Company," "we" and "us" may be used to refer to Twinlab Consolidated Holdings, Inc. and/or its subsidiaries, except where indicated otherwise, and the term "TCC" may be used to refer to Twinlab Consolidation Corporation and/or its subsidiaries.

Business Overview

General

We are a marketer, distributor, and direct-to-consumer retailer of branded nutritional supplements and other natural products sold to and through domestic health and natural food stores, mass market retailers, specialty store retailers, on-line retailers, and websites. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers.

Through NutraScience Labs we also provide services between private label distributors and contract manufacturers. Our services business involves the facilitation of manufacture of custom products to the specifications of a customer who requires finished products under the customer’s own brand name. We do not market these private label products as our business is to sell the products to the customer, who then markets and sells the products to retailers or end consumers.

Business Strategy

We target consumers searching for high quality nutritional supplements and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service, and support to their customers.

The primary channel that offers this type of support to consumers in the United States has been the Specialty and Health and Natural Food channel ("HNF"). Our primary focus and strength has been, and remains on, this channel. This strategy has enabled us to benefit from the growth of the HNF channel. The HNF channel consists of approximately 35,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as The Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The HNF channel principally caters to our primary target consumers: those who desire product education, service and high-quality nutritional supplements and other natural products.

We develop, market and distribute our branded products, particularly the Twinlab®, Reserveage™, ResVitale®, Alvita® and Metabolife® brands. We market our branded products through a combination of our own sales force and independent brokers. We continue to seek out partners that have strong customer relationships, reach into our target channels and have acted to realign our independent broker network to gain market share. We believe the key to the strength of our brands and market position is innovation, as we seek to be a market leader in the development of new and innovative products. We believe that we benefit from greater customer and product diversification than many of our competitors due to our research and development, and sales and marketing capabilities.

We also believe that consumers seeking high quality products are also purchasing them through other channels, such as health care practitioners and direct to consumer channels. We continue to seek opportunities to reach our target consumers through these and additional channels.

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

Industry

We believe that the wellness and beauty market reached its present size due to a number of factors, including (i) interest in immune health due to the pandemic as well as living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements, and (iii) the growth of the wellness conscious millennial population, combined with the aging of the "Baby Boom" and Gen X generations making a mindful choice to purchase more nutritional supplements and natural foods.

Products

We formulate and market nutritional supplements. Our products include vitamins, minerals, resveratrol, collagen, keratin, skincare and sports nutrition products primarily under the Twinlab®, Reserveage™ and ResVitale® brands. We also market and sell diet and energy products under the Metabolife® brand and a full line of herbal teas under the Alvita® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, stick packs, liquids, and powders.

We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating our product assortment to focus on top selling, profitable products, (ii) engaging independent brokers to support sales across the United States, (iii) conducting cost savings initiatives to identify opportunities for improved margin, (iv) reviewing competitive product pricing to make recommendations for market pricing alignment and (v) completing product certifications to increase our competitive position. We believe our current portfolio of products resonates well with target consumers and retailers and provides us with significant competitive differentiation.

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

Sales

We employ a sales force dedicated to each of the individual sales channels in which we sell our products. The dynamics and buying patterns of the various channels require strategic initiatives and tactics. Our sales strategy includes several models that are applied to best serve the respective channels where our products are sold:

(i)

Direct sales representatives regularly meet with their assigned customers in their respective areas to assist in the procurement of orders for products, provide related product sales assistance and introduce new products to buyers.

(ii)	We also engage an independent broker network, where we leverage their particular expertise and relationships with customers.

(iii)	Additionally, our products are sold through the sales force of distributors who carry select product lines.

Marketing and Promotion

TCC markets to consumers shopping through numerous sales channels and online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Specialty	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC)

Health and Natural Foods (“HNF”)	Health and Natural Food retailers such as Whole Foods and Sprouts to small health food stores and their associated online platforms

Food, Drug and Mass Market (“FDM”)	Retailers ranging from national and regional grocery to ‘big box’ stores (such as Target) and their associated online platforms

Direct to Consumer (“DTC”)	Company owned and operated websites

eTailers	Online e-tailers ranging from Amazon to Vitacost, whose primary store is digital

International	Distributors found in the countries in which we currently do business

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

Marketing strategies for Reserveage™ Nutrition include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through innovation and expanded categories, product trial, advertising and promotional programs and 2) increase in-store education through dedicated brand ambassadors in strategic markets.

Marketing and promotional efforts for Reserveage™ Nutrition focus on both trade and consumer tactics:

Public Relations/Influencers – Outreach to media and influencers has resulted in features and reviews in online and print media channels. This channel is especially important in our beauty from within line of products, where online influencers can both positively or negatively affect the success of a product.

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

ResVitale®

The ResVitale® brand of dietary supplements is marketed and sold to GNC and online. Marketing strategies for the ResVitale® brand include two main initiatives: 1) introduce new users to our core categories – anti-aging and beauty from within – through awareness campaigns and product trial and 2) increase in-store education in strategic markets.

Twinlab® Brand Vitamins

Twinlab® is a heritage brand of vitamins that has been in the market for over 50 years and carries a great deal of brand awareness amongst health and natural food consumers. Twinlab® is predominantly sold in HNF, eTailers and Internationally.

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

Alvita® Teas

Started in 1922, Alvita® Teas is an herbal therapeutic tea line with a rich history and loyal customer base. The herb alfalfa, long known for its beneficial nutrients, was packaged in tea bags and sold to an emerging health food market. This product became known as Alvita®. After reaching 100 years, Alvita® has become the oldest herbal tea brand. Today, Alvita® has more than 30 single ingredient high potency teas, each with distinct health benefits. Each tea is committed to third party certifications and offers the purity standards of Organic, Gluten-free, non-GMO, caffeine free and Kosher certifications.

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

Research and Development; Quality Assurance

We have a commitment to research and development (“R&D”) and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our R&D and quality assurance ("QA") efforts, as well as our relationships with select and current Good Manufacturing Practices (“cGMPs”) audited contract manufacturing partners, we seek to (i) test the safety, purity and potency of products, (ii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iii) develop new, more effective product delivery forms and (iv) develop new products either by combining existing ingredients used in dietary supplements or identifying new ingredients that can be used in dietary supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality assurance measures.

We conduct research and formulation aspects of R&D in-house, and also work with contract manufacturers and third-party laboratories to perform testing and other aspects of R&D. We currently employ various professionals in R&D and quality assurance with expertise in, among other things, nutrition, herbal medicine, and chemistry.

Our quality assurance and safety programs seek to ensure the safety and superior quality of our products and that they are manufactured in accordance with cGMPs. We have always had a focus on safety, quality, efficacy and compliance with law. We always conduct a comprehensive cGMP audit of to qualify a contract manufacture before conducting business with them.

Significant Customers

Sales to our top three customers aggregated to approximately 26% and 25% of total consolidated sales in 2021 and 2020, respectively. Sales to one of those customers were approximately 11% and 10% of total sales in 2021 and 2020, respectively. Accounts receivable from these customers were approximately 22% and 23% of total accounts receivable as of December 31, 2021 and 2020, respectively.

Manufacturing

Our products are manufactured by highly qualified third-party providers located primarily in the U.S. These contract manufacturers do business with us under both short- and long-term contracts depending on our needs. We do not manufacture any of the basic materials used in packaging (bottles, boxes, shipping cartons, caps, tamper resistant films, etc.). We believe that increasing manufacturing capabilities through our contract manufacturer partners provides us with competitive advantages.

In 2018, we transitioned out of manufacturing in the Company’s Utah manufacturing facility and leveraged the supply chain of the Company’s successful subsidiary, NutraScience Labs., and third-party logistics providers. This allows us to utilize exclusive technologies and processes that contribute to product innovation, while still providing the high-quality products our customers know us for.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality assurance personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers are good. Our top two suppliers accounted for 46% of our purchases for the year ended December 31, 2021. Whenever possible, we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act (“FDCA”). Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" premarket notification to the FDA. New dietary ingredients, with exception, not marketed in the United States before October 15, 1994, are required to be submitted to the FDA at least seventy-five days before marketing. In addition, dietary ingredients and applicable excipients on the FDA’s GRAS list (Generally Regarded As Safe) may be included in dietary supplement formulations. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of structure function claims on product labels and in labeling, so long as those statements do not constitute disease claims and are truthful and sufficiently substantiated. Some of our products are also regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).

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

The Food Allergen Labeling and Consumer Protection Act of 2004 (FALCPA) addresses, among other issues, the labeling of foods (including dietary supplements) that contain certain food allergens. Under FALCPA, a "major food allergen" is an ingredient that contains protein derived from one of the following: milk, egg, fish, Crustacean shellfish, tree nuts, wheat, peanuts or soybeans.

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

Competition

Health and Natural Foods

The Natural Products Market and the Vitamin, Minerals, and Supplements Market (the “VMS Market”) are highly competitive. Our principal competitors in the VMS Market that sell to the health and natural foods channel include a number of large, nationally-known brands (such as Bluebonnet, Country Life, Enzymatic Therapy, Garden of Life, Jarrow Formulas, Natural Factors, Nature's Plus, Nature's Way, Nordic Naturals, Now Foods, New Chapter and Solgar) and many smaller brands, manufacturers and distributors of nutritional supplements. Because both the health and natural foods market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

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

We sell many products that include patented ingredients. We purchase these ingredients from parties that we believe are licensed by the patent owner to sell and manufacture goods with the patent ingredients. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their "patented ingredients" directly from them under threat that patent ingredient we properly obtain, infringes on their patent rights. We generally obtain indemnification from the patent owner through separate end user licensing agreements to increase our protection from these third parties or “non-practicing entities,” should they try to enforce such claim through litigation. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

Employees

As of March 23, 2022, we had approximately 66 full-time employees, of which 4 were independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Market and Channel Risks

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.

Our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business or to the extent that they impact the global macroeconomic systems. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. For example, the recent and continuing conflict arising from the invasion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us, financial condition, results of operations, cash flows and performance.

Adverse economic conditions related to the COVID-19 pandemic may harm our business.

Inflation or other changes in economic conditions, related to the economic impact of the novel coronavirus, or COVID-19 and restrictions/limitations on the types of businesses that may operate and the adoption of  restrictions on public gatherings, including, “shelter-in-place” rules, that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.

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

●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements;

●	weaker economic conditions could cause us to recognize impairment in the value of our tangible or intangible assets;

●	reduced demand for our products as a result of decreased sales; and

●	delays or an inability to fill orders due to disruptions in the supply chain or impacting the distribution or shipment of products.

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

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

Certain states and cities, including where our principal place of business is located, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and/or restrictions on types of business that may continue to operate. While the majority of these restrictions have been lifted or significantly curtailed, the Company cannot predict if future impacts of COVID-19, including the emergence of new variants, will lead to the reinstitution of similar restrictions or the implementation of new restrictions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our customers and business partners operate. The effects of an ongoing period of remote work, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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

14

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

Key management employees of the company and its subsidiaries include Daniel DiPofi as the Chief Executive Officer, Kyle Casey as the Chief Financial Officer, and Vincent Tricarico as the Executive Vice President. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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
•

we may acquire a substantial amount of goodwill and other intangible assets as a result of acquisitions and as a result, we may experience in the future impairments of goodwill or other intangible assets.

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

We acquire all our raw materials for the manufacture of our products from third-party suppliers. Currently, we rely on third-party co-packers for our products; our reliance on them has increased as the result of winding down our Utah manufacturing facility in 2018. We have selective agreements for the continued supply of materials and products. Several of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. In certain situations, we may be required to alter our products or substitute different materials from different alternative sources. Our suppliers or government regulators may interpret new regulations (including cGMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

•	burdensome tariffs,
•	weather,
•	crop conditions,
•	transportation interruptions,
•	strikes by supplier employees, and
•	natural disasters, pandemics or other catastrophic events.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2021, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

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

Despite attaining positive cash flows from operating activities, we still had recurring net operating losses in fiscal year 2021.  We had negative working capital at the end of fiscal year 2021 and 2020. As of December 31, 2021, and 2020, our accumulated deficit was $348.2 million and $333.3 million, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Our independent registered public accounting firm has issued its report dated March 28, 2022, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

Management and our audit committee will continue to monitor the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We occupy approximately 1,500 rentable square feet on the 2nd floor of an office building in Boca Raton, Florida under a lease that expires October 2023. We lease approximately 13,000 rentable square feet on the 3rd floor of office space within the same building of our current office in Boca Raton, Florida under a lease agreement that expires February 2026. On October 1, 2021, we entered into a sublease agreement for the 3rd floor space. We occupy certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that expires May 2026. We also occupy additional space at NutraScience's facilities in Hauppauge, New York under a lease agreement that expires July 2026. We had possession of approximately 30,600 rentable square feet of office space, evenly split between the 5th and 6th floor of an office building in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2016, we entered into a sublease for the 5th floor space and on December 1, 2019, we entered into a sublease for the 6th floor space. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

TCH Properties

Twinlab Executive Offices (Marketing, Sales and Legal)	Leased	Boca Raton, Florida
NutraScience Labs Facilities	Leased	Farmingdale, New York
Additional Office Space	Leased	St. Petersburg, Florida
Additional NutraScience Labs Facilities	Leased	Hauppauge, New York

Item 3.	Legal Proceedings

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

Holders of Common Stock

As of March 23, 2022, there were approximately 375 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2021, we had an accumulated deficit of $348.2 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $119.4 million at December 31, 2021. We also have $97.4 million of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

 Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the Years Ended December 31,		Increase	%
	2021	2020	(Decrease)	Change
Net sales	$72,089	$66,349	$5,740	9%
Cost of sales	55,511	55,470	41	0%

Gross profit	16,578	10,879	5,699	52%

Operating costs and expenses:
Selling expenses	3,416	1,688	1,728	102%
General and administrative expenses	9,736	14,599	(4,863)	-33%
Impairment of goodwill and intangible assets	11,118	-	11,118	100%

Loss from operations	(7,692)	(5,408)	(2,284)	- 42%

Other income (expense):
Interest expense, net	(8,611)	(8,954)	343	4%
Gain on change in derivative liabilities	-	35	(35)	-100%
Other income (expense), net	1,376	(24)	1,400	5833%

Total other income (expense)	(7,235)	(8,943)	1,708	19%

Loss before income taxes	(14,927)	(14,351)	(576)	-4%

Provision for income taxes	(13)	(38)	25	66%

Total net loss	$(14,940)	$(14,389)	$(551)	-4%

Weighted average number of common shares outstanding - basic	258,837,701	257,345,636
Net loss per common share - basic	$(0.06)	$(0.06)

Weighted average number of common shares outstanding - diluted	258,837,701	259,079,879
Net loss per common share - diluted (See Note 2)	$(0.06)	$(0.06)

Net Sales

The increase in our net sales by 9% and for the year ended December 31, 2021 compared to 2020, is primarily due to an increase in demand within our contract manufacturing facilitation business, as well as COVID-19 pandemic business recovery.

Gross Profit

Our overall gross profit increase of 52% for the year ended December 31, 2021 compared to 2020, is primarily due to recognition of obsolete inventory costs in 2020 which impacted 2020 gross profit.

Selling Expenses

Our selling expenses increased by 102% for the year ended December 31, 2021 compared to 2020, primarily due to improved cash flows being reinvested into advertising and marketing campaigns.

General and Administrative Expenses

Our general and administrative expenses decreased by 33% for the year ended December 31, 2021 compared to 2020, due to reassignment of externally contracted efforts in-house and improved cost analysis of accrued expenses.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of fiscal 2021, we completed our annual impairment test of goodwill and intangible assets and determined recognized impairment of $11.1 million as of December 31, 2021. We determined and recognized impairment charges of $8.8 million for goodwill related to NutraScience Labs, Inc. and an aggregate impairment loss of intangible assets of $2.3 million. During the fourth quarter of fiscal 2020, we completed our annual impairment test of goodwill and intangible assets and determined that there was no impairment as of December 31, 2020.

Interest Expense, Net

Our interest expense decreased by $0.3 million or 4% for the year ended December 31, 2021 compared to 2020. The decrease is primarily due to reduced lending costs and the associated interest, as well as fully amortizing our debt discount.

Gain on Change in Derivative Liabilities

We have recorded the estimated fair value of the warrants as of the date of issuance and at each balance sheet reporting date thereafter.  As of December 31, 2021, none of the warrants that resulted in the recording of the related derivative liabilities were outstanding, therefore the value of the derivative liabilities was zero. During the year ended December 31, 2020, we reported an immaterial gain on change in derivative liabilities.

Liquidity and Capital Resources

At December 31, 2021, we had an accumulated deficit of $348.2 million primarily because of our history of operating losses and our recording of derivative liabilities and loss on stock purchase guarantee. We have a working capital deficiency of $119.4 million at December 31, 2021. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of December 31, 2021, we had cash of $3.6 million. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. Net cash provided by operating activities for the year ended December 31, 2021 was $2.7 million. During the year ended December 31, 2021, we had proceeds from the issuance of debt of $1.3 million, and repayment of debt of $0.6 million.

Our total liabilities increased by $4.9 million to $142.0 million at December 31, 2021 from $137.1 million at December 31, 2020. This increase in our total liabilities was primarily due to the increase of $6.5 million in accrued interest and $1.3 in accounts payable, partially offset by a decrease of $4.0 million in accrued expenses and other current liabilities.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $2.7 million for the year ended December 31, 2021 as a result of our net loss of $14.9 million, forgiveness of PPP loan of $1.3 million, a non-cash impairment of goodwill and intangible assets of $11.1 million, other non-cash expenses totaling $0.5 million net, and an increase in net operating assets and liabilities of $7.3 million. By comparison, for the year ended December 31, 2020, net cash used in operating activities was $5.1 million as a result of our net loss of $14.4 million, a recovery for losses on accounts receivable of $3.8 million, a non-cash gain on change in derivative liabilities of $0.04 million, other non-cash expenses totaling $3.4 million, net and an increase in net operating assets and liabilities of $9.7 million.

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2021, consisting of proceeds from the issuance of debt of $1.3 million and repayment of debt of $0.6 million. Net cash provided by financing activities was $5.2 million for the year ended December 31, 2020, consisting of net borrowings of $0.9 million under our revolving credit facility, proceeds from the issuance of debt of $6.7 million, and repayment of debt of $2.3 million.

 Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2021 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor (defined below), Little Harbor (defined below) and Golisano Holdings (defined below) pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending parties in the second quarter of 2022. On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020. The Company submitted its application for 100% forgiveness for this loan in November 2021. Subsequent to fiscal 2021, the full amount of the PPP loan was forgiven by the Small Business Administration ("SBA"). TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities. On January 25, 2021, TCC applied for another PPP Loan with Fifth Third Bank in the amount of $1.3million (the "Second PPP Loan”). The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan. The Company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP loan was forgiven by the SBA.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of December 31, 2021, we have total debt of $97.4 million, of which $91.1 million is considered to be related-party debt. For discussion of our debt financing, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 thousand for year 1 to $76 thousand for year 12.

On November 30, 2016, we entered into a sublease agreement to sublease half of the 31,000 square feet of office space in St. Petersburg, Florida. The sublease term commenced on February 1, 2017 and expires on June 30, 2022.

On December 15, 2016, we entered into an operating lease agreement for approximately 13,000 square feet of office space in Boca Raton, Florida.  The agreement expires in February 2026 and has a monthly base rent of $17 thousand in year 1 to $21 thousand in year 8. The commencement date was August 2017.

On June 2, 2017, we entered into an operating lease agreement for approximately 18,700 square feet of office space in Farmingdale, New York. The agreement expires in May 2026 and has a monthly base rent of $22 thousand in year 1 to $20 thousand in year 9. The commencement date was June 2017.

On July 12, 2019, we entered into a sublease agreement to sublease the other half of the 31,000 square feet of office space in St. Petersburg, Florida. The sublease term commenced on December 1, 2019 and expires on April 30, 2027.

On April 22, 2021, we entered into an operating lease agreement for approximately 13,500 square feet of office space in Hauppauge, New York. The agreement expires in July 2026 and has a monthly base rent of $15 thousand in year 1 to $17 thousand in year 5. The commencement date was May 2021.

On August 26, 2021, we entered into an operating lease agreement for an additional 1,500 square feet approximately of office space in Boca Raton, Florida. The agreement expires in October 2023 and has a monthly base rent of $5 thousand. The commencement date was September 2021, date on which we moved our main executive offices from 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431 to 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.

On September 12, 2021, we entered into sublease agreement to sublease the approximately 13,000 square feet of office space in Boca Raton, Florida. The sublease term commenced on October 1, 2021 and expires on February 26, 2023.

Manufacturing and Distribution Licensing Agreement

On April 24, 2019, the Company entered into a manufacturing and distribution licensing agreement with Amherst Industries, Inc. (“Amherst”) to manufacture and distribute the Alvita Tea brand of products worldwide. On October 20, 2021,  the Company ended the licensing agreement with Amherst and will begin production and distribution of Alvita in 2022.

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

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2020 related to the following:

•	Selection and testing of our third-party logistics and fulfillment provider

•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

As disclosed herein, for the year ended December 31, 2021, management has concluded that we still have these identified material weaknesses.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2021, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

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

•	To address the material weakness related to appropriate staffing, the Company has been making efforts to hire, train and retain the appropriate staffing in the accounting and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance. The additional staffing should also reduce inefficiencies and address documenting evidence of operating effectiveness for business process controls and information technology general controls.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
David L. Van Andel	61	2015	Chairman of the Board/Director
Seth D. Ellis	66	2015	Director
B. Thomas Golisano	80	2016	Director
Anthony Zolezzi	68	2018	Director
Daniel DiPofi	60	2021	Director and Chief Executive Officer
Craig Fabel	51	2021	Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

DAVID L. VAN ANDEL	Age 61

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

SETH D. ELLIS	Age 66

Mr. Ellis was appointed to the Board on February 23, 2015. Mr. Ellis founded Assurance Capital in 2016. Prior to founding Assurance Capital, he was  Principal and Co-Founder of both Penta Mezzanine Fund and Florida Mezzanine Fund. He is the former CEO of Digital Infrared Imaging, Inc.where he secured venture capital and managed the company’s expansion from three to more than 50 employees during a period of 12 different acquisitions. He also led the company’s merger with ICx Technologies, Inc. and assisted the company with its initial public offering. Mr. Ellis co-founded and engineered the public sale of Florida Regional Emergency Services, the largest hospital-based ambulance management company in the United States at the time of sale. Mr. Ellis began his career as an auditor and senior manager with Ernst & Young and KPMG. He is a CPA and received a Bachelor of Science in Accounting from the University of Florida. Mr. Ellis has extensive experience as a CPA and as the head of an investment fund. The Board believes this experience in accounting and finance qualifies him to serve as a director.

B. THOMAS GOLISANO	Age 80

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

ANTHONY ZOLEZZI	Age 68

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

DANIEL DIPOFI	Age 60

Mr. DiPofi was appointed to the Board on January 1, 2021. He joined the Company as Chief Executive Officer on January 13, 2020. Mr. DiPofi has served as a private equity manager for Fishers Asset Management since July 1, 2019. He previously served as executive vice president of the Buffalo Sabres of the National Hockey League from 1994 to 1998, when he left to become chief financial officer of Hoffend & Sons Inc., a custom engineering and design firm. In 2003, Mr. DiPofi returned to the Buffalo Sabres and served as chief operating officer until 2012. Mr. DiPofi was retired from 2012 until 2020. He has over 20 years’ experience serving in senior executive positions within the sports and entertainment industry. Mr. DiPofi holds a degree in accounting from Niagara University. The Board believes this experience in accounting and finance qualifies him to serve as a director.

CRAIG FABEL	Age 51

Mr. Fabel was appointed to the Board on September 30, 2021. Mr. Fabel was proposed by David Van Andel and was recommended by the Nominating/Corporate Governance Committee to be appointed to the Board pursuant to certain provisions of the Voting Agreement, dated as of October 5, 2015, among the Company, Great Harbor Capital, LLC ("Great Harbor”) and Golisano Holdings LLC, Thomas A. Tolworthy, Little Harbor, LLC ("Little Harbor”), and the David L. Van Andel Trust U/A dated November 30, 1993 (the "Voting Agreement”). Since 2012, he has served as managing partner of Silverback Companies, LLC, an investment consulting firm providing advisory services to early-stage technology companies. From 2019 to the present, Mr. Fabel has served as Chief Executive Officer of eTail Partners, a Silverback company, which provides Amazon marketing services for global consumer brands. Elected in May 2021, Mr. Fabel is currently a member of the board of directors of Veritas Farms, Inc., a vertically-integrated agribusiness focused on producing, marketing, and distributing full spectrum hemp oils and extracts. From 2018 to 2019, Mr. Fabel served as President and a member of the Board of Directors of Green Roads World, a formulator and manufacturer of high-quality CBD products. Mr. Fabel holds a Bachelor of Science degree in marketing from Florida State University. The Board believes this health and wellness experience qualifies him to serve as a director.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

(b)     Identification of Executive Officers

The following table identifies our current executive officers:

Name	Age	Position
Daniel DiPofi	60	Chief Executive Officer and Director
Kyle Casey	38	Chief Financial Officer

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

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2021 ("Fiscal 2021") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)     Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The members of the standing Audit Committee are Seth Ellis, an independent director as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of, but are not limited to:

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

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2021.

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

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2021 Summary Compensation Table" below. In 2021, our "named executive officers" consisted of the following:

Daniel DiPofi, Chief Executive Officer

Kyle Casey, Chief Financial Officer

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Daniel DiPofi (1)	2021	200,000	200,000	—	400,000
Chief Executive Officer	2020	150,000	100,000	—	250,000

Kyle Casey (2)	2021	240,000	40,000	—	280,000
Chief Financial Officer	2020	225,000	50,000	—	275,000

1 Mr. DiPofi was appointed as Chief Executive Officer of the Company effective January 13, 2020.

2 Mr. Casey was appointed Chief Financial Officer of the Company effective January 13, 2020.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Daniel DiPofi

Employment Term and Position

On January 13, 2020, the Company and Mr. DiPofi entered into an at-will employment agreement to serves as the Chief Executive Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. DiPofi's base salary went up from $150,000 in 2020 to $200,000 in 2021. He was awarded a discretionary bonus of $200,000. In addition, Mr. DiPofi was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

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

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Casey's base salary went up from $225,000 in 2020 to $240,000 in 2021. He was awarded a discretionary bonus of $40,000. In addition, Mr. Casey was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

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

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each RSU relates to one share of the Company’s common stock. The RSU awards vest 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the RSUs and are amortizing the total estimated grant date value over the vesting periods. As of December 31, 2021, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching contributions but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2021 and 2020.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2021.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2021. We do not currently have an established compensation package for Board members.

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of March 23, 2022 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 259,092,833 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 23, 2022, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
	Shares of Common	Percentage of
Name and Address of beneficial owner[1]	Stock	Class
5% Stockholders
Little Harbor LLC[2]	33,168,948	12.80%
Great Harbor Capital, LLC[3]	52,832,266	18.65%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814	13.43%
Golisano Holdings LLC[5]	90,255,084	34.84%
Named Executive Officers and Directors
Daniel DiPofi	-	-
Kyle Casey	-	-
Anthony Zolezzi[6]	-	-
Seth D. Ellis[7]	1,614,036	*
David L. Van Andel[8]	120,793,028	44.88%
B. Thomas Golisano[5]	90,255,084	34.84%
Craig Fabel		-
All executive officers and directors as a group (7 persons)	212,662,148	80.34%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.
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

40

[3]

By Schedule 13D/A, filed with the SEC on January 24, 2019, Great Harbor Capital, LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 52,832,266 shares. Great Harbor Capital, LLC is a Delaware limited liability company of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days after March 23, 2022. This number does not include warrants issued into escrow in favor of Great Harbor Capital, LLC on January 28, 2016, March 21, 2016, December 30, 2016, August 30, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 1,136,363, 1,363,636 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

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

[6]	Mr. Zolezzi has a business address at 16921 Via de Santa Fe #168, Rancho Santa Fe, California, 92067.
[7]	Mr. Ellis has a business address at c/o Penta Mezzanine, 20 N. Orange Avenue, Orlando, Florida 32801.
[8]

By Schedule 13D/A, filed with the SEC on January 24, 2019, David L. Van Andel reported that as of July 27, 2018, he has sole voting power and sole dispositive power over 120,793,028 shares. This includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 80.5% of the membership interests, 52,832,266 shares owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests and 4,500,000 shares that are issuable to Great Harbor Capital, LLC upon the exercise of warrants that have vested or will vest within 60 days after March 23, 2022. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above except to the extent of his pecuniary interest therein. This number does not include shared voting power held by Great Harbor Capital, LLC, and beneficially by Mr. Van Andel as the controlling member of Great Harbor Capital, LLC, over 212,559,664 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Great Harbor Capital, LLC to the Company's Board of Directors pursuant to a voting agreement. The business address of Mr. Van Andel is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2021.

Number of
securities
remaining
	Number of		available for
	securities		future issuance
	to be issued		under equity
	upon	Weighted-average	compensation plans
	exercise of	exercise	(excluding
	outstanding	price of	securities
	options, warrant	outstanding	reflected in
Plan Category	and rights	options	column (a))
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	150,000	0.4	-
Total	150,000		7,194,412

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

See Notes 6 and 7 and 12 of the consolidated financial statements included in this filing for details of related-party transactions.

Director Independence

The Board has determined that the following directors are independent pursuant to the rules of the Nasdaq Stock Market ("NASDAQ"): Messrs. Ellis, Fabel, Golisano, and Van Andel. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the NASDAQ rules. In evaluating and determining the independence of the directors, the Board considered the relationships disclosed above under "Certain Relationships and Related Person Transactions" and determined that those relationships do not impair the directors' independence from us and our management under the NASDAQ rules. The sole member of the Audit Committee is Seth Ellis, who is an independent director as determined by the NASDAQ rules. The members of our Compensation Committee are B. Thomas Golisano, Chairman, and Seth Ellis, both of whom are independent directors as determined by the NASDAQ rules. The members of our Nominating and Corporate Governance Committee are David L. Van Andel, Chairman, and B. Thomas Golisano, both of whom are independent directors as determined by the NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of Tanner LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	December 31,	December 31,
Fee Category	2021	2020
Audit fees	$177,207	$306,952
Audit-Related fees	17,302	19,387
Tax fees	44,200	38,000
Total fees	$238,709	$364,339

AUDIT FEES

Tanner LLC (“Tanner”) billed the Company $177,207 and $306,952, respectively, in the aggregate for services rendered for the audits of the Company's 2021 and 2020 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2021 and 2020 fiscal years.

AUDIT-RELATED FEES

Tanner billed the Company $17,302 and $19,387, respectively, in the aggregate for audit-related services as defined by the SEC for the 401(k) audit for the Company’s 2021 and 2020 fiscal years.

TAX FEES

Tanner billed the Company $44,200 and $38,000 in the aggregate for tax fees for the preparation of federal and state income tax returns for the Company’s 2021 and 2020 fiscal years.

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

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2021 and 2020 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2021 and 2020 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT

(a)(1)	The following consolidated financial statements are filed as a part of this 2021 10-K Report:
	(i)	Report of Independent Registered Public Accounting Firm (Firm ID: 270)	58
	(ii)	Consolidated Balance Sheets	59
	(iii)	Consolidated Statements of Operations	60
	(iv)	Consolidated Statements of Stockholders’ Deficit	61
	(v)	Consolidated Statements of Cash Flows	62
	(vi)	Notes to Consolidated Financial Statements	63

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

45

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

47

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

48

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

49

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

50

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

51

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

52

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

53

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

10.223	Promissory Note, dated February 5, 2021, by and between Twinlab Consolidated Corporation and Fifth Third Bank (incorporated by reference from the Company’s current Report on Form 8-K filed on April 29, 2021).

10.224	Amendment No. 18 to Credit and Security Agreement, dated as of April 22, 2021, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding IV Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on August 13, 2021).

21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
31.2	Rule 13a-14(a)/15d-14(a) Certification. **
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation. **
101.DEF	XBRL Taxonomy Extension Definition. **
101.LAB	XBRL Taxonomy Extension Label. **
101.PRE	XBRL Taxonomy Extension Presentation **

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

** Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 4, 2014.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 17, 2014.
(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 8, 2014.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 5, 2014.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 16, 2014.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015.
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 3, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 27, 2015.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 29, 2016.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 12, 2014.
(29)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016.
(30)	Incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016.
(31)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016.
(32)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 26, 2016.
(33)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.1 therein).
(34)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 6, 2016 (filed as Exhibit 10.2 therein).
(35)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.1 therein).
(36)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 16, 2016 (filed as Exhibit 10.2 therein).
(37)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.144 therein).
(38)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.145 therein).
(39)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.146 therein).
(40)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.147 therein).
(41)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.148 therein).
(42)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.149 therein).
(43)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.150 therein).
(44)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.151 therein).
(45)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.152 therein).
(46)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.153 therein).
(47)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 6, 2017 (filed as Exhibit 10.154 therein).
(48)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.146 therein).
(49)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 17, 2017 (filed as Exhibit 10.147 therein).
(50)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 27, 2017 (filed as Exhibit 10.1 therein).
(51)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017.
(52)	Incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017.
(53)	Incorporated by reference from the Company's Current Report on Form 8-K filed on March 29, 2018. (filed as Exhibit 10.174 therein)
(54)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 3, 2018. (filed as Exhibit 10.175 therein)
(55)	Incorporated by reference from the Company's Current Report on Form 8-K filed on April 30, 2018. (filed as Exhibit 10.176 therein)

(56)	Incorporated by reference from the Company's Current Report on Form 8-K filed on July 19, 2018. (filed as Exhibit 10.177 therein)
(57)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.178 therein)
(58)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.179 therein)
(59)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.180 therein)
(60)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018. (filed as Exhibit 10.181 therein)
(61)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (portions of the exhibit have been omitted) (filed as Exhibit 10.182 therein)
(62)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.183 therein)
(63)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.184 therein)
(64)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.185 therein)
(65)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.186 therein)
(66)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.187 therein)
(67)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.188 therein)
(68)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.189 therein)
(69)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.190 therein)
(70)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.191 therein)
(71)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.192 therein)
(72)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.193 therein)
(73)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.194 therein)
(74)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.195 therein)
(75)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.196 therein)
(76)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.197 therein)
(77)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 16, 2019. (filed as Exhibit 10.198 therein)
(78)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.199 therein)
(79)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.200 therein)
(80)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019. (filed as Exhibit 10.201 therein)
(81)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.202 therein)
(82)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.203 therein)
(83)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.204 therein)
(84)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.205 therein)
(85)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.206 therein)
(86)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.207 therein)
(87)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.208 therein)
(88)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.209 therein)
(89)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.210 therein)
(90)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.211 therein)
(91)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.212 therein)
(92)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.213 therein)
(93)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.214 therein)
(94)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.215 therein)
(95)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.216 therein)
(96)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.217 therein)
(97)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.218 therein)
(98)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.219 therein)
(99)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.220 therein)
(100)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.221 therein)
(101)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019. (filed as Exhibit 10.222 therein)

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

**Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: March 28, 2022	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Daniel DiPofi	Chief Executive Officer and Director	March 28, 2022
Daniel DiPofi	(Principal Executive Officer)

/s/ Kyle Casey	Chief Financial Officer	March 28, 2022
Kyle Casey	(Principal Financial Officer)

/s/ David L. Van Andel
David L. Van Andel	Chairman of the Board of Directors	March 28, 2022

/s/ Seth Ellis
Seth Ellis	Director	March 28, 2022

/s/ Craig Fabel
Craig Fabel	Director	March 28, 2022

/s/ B. Thomas Golisano
B. Thomas Golisano	Director	March 28, 2022

/s/ Anthony Zolezzi
Anthony Zolezzi	Director	March 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital, has incurred operating losses, and has accumulated a large deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Estimation of the Fair Value of Goodwill and Intangible Assets

As more fully described in Notes 2 and 5 to the consolidated financial statements, given the Company’s net losses, the Company performed impairment tests of its goodwill and intangible assets. The fair value of the intangible assets and the majority of reporting units fell short of the carrying values as of the measurement date and, therefore, significant impairment was recognized.

Auditing the Company’s annual impairment assessments was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of the intangible assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, terminal growth rate, revenue growth rate, customer retention rate, expected cash outflows, and margin and royalty rates, which are affected by expectations about future market or economic conditions.

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

/s/ Tanner LLC

Lehi, Utah

March 28, 2022

We have served as the Company’s auditors since 2014.

(PCAOB ID 270)

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$3,631	$424
Accounts receivable, net	6,881	8,425
Inventories, net	5,814	6,301
Prepaid expenses and other current assets	1,045	2,195
Total current assets	17,371	17,345

Property and equipment, net	140	65
Right-of-use assets	5,480	4,710
Intangible assets, net	576	3,253
Goodwill	-	8,818
Other assets	1,301	760

Total assets	$24,868	$34,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,047	$4,712
Lease liabilities	1,039	742
Accrued expenses and other current liabilities	5,422	9,372
Accrued interest	26,844	20,359
Notes payable and current portion of long-term debt, net	97,408	96,847
Total current liabilities	136,760	132,032

Long-term liabilities:
Lease liabilities	5,197	4,592
Notes payable and long-term debt, net of current	-	476
Total long-term liabilities	5,197	5,068

Total liabilities	141,957	137,100

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 392,864,182 shares issued, respectively	394	393
Additional paid-in capital	231,249	231,250
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(348,202)	(333,262)
Total stockholders’ deficit	(117,089)	(102,149)

Total liabilities and stockholders' deficit	$24,868	$34,951

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2021	2020
Net sales	$72,089	$66,349
Cost of sales	55,511	55,470

Gross profit	16,578	10,879

Operating costs and expenses:
Selling expenses	3,416	1,688
General and administrative expenses	9,736	14,599
Impairment of goodwill and intangible assets	11,118	-

Loss from operations	(7,692)	(5,408)

Other income (expense):
Interest expense, net	(8,611)	(8,954)
Gain on change in derivative liabilities	-	35
Other income (expense), net	1,376	(24)

Total other income (expense)	(7,235)	(8,943)

Loss before income taxes	(14,927)	(14,351)

Provision for income taxes	(13)	(38)

Total net loss	$(14,940)	$(14,389)

Weighted average number of common shares outstanding - basic	258,837,701	257,345,636
Net loss per common share - basic	$(0.06)	$(0.06)

Weighted average number of common shares outstanding - diluted	258,837,701	259,079,879
Net loss per common share - diluted (See Note 2)	$(0.06)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2019	390,449,879	$390	$231,253	$(30)	134,806,051	$(500)	$(318,873)	$(87,760)
Shares issued upon exercise of warrants	2,414,303	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(14,389)	(14,389)
Balance, December 31, 2020	392,864,182	393	231,250	(30)	134,806,051	(500)	(333,262)	(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(14,940)	(14,940)
Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,940)	$(14,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	457	1,137
Amortization of right-to-use assets	890	797
Amortization of debt discount	718	952
(Recovery of) provision for obsolete inventories	(958)	499
Recovery for losses on accounts receivable	(710)	(3,784)
Gain on change in derivative liability	-	(35)
Forgiveness of PPP loan	(1,344)	-
Other non-cash items	133	-
Impairment of goodwill and intangible assets	11,118	-
Changes in operating assets and liabilities:
Accounts receivable	2,253	1,701
Inventories	1,445	(231)
Prepaid expenses and other current assets	1,150	924
Other assets	(543)	74
Accounts payable	1,336	(1,601)
Lease liabilities	(892)	(812)
Accrued expenses and other current liabilities	2,537	9,698

Net cash provided by (used in) operating activities	2,650	(5,070)

Cash flows from investing activities:
Purchase of property and equipment	(155)	(20)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,344	6,674
Repayment of debt	(632)	(2,310)
Net borrowings from revolving credit facility	-	880

Net cash provided by financing activities	712	5,244

Net increase in cash	3,207	154
Cash at the beginning of the period	424	270

Cash at the end of the period	$3,631	$424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,375	$1,032

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2021, we had an accumulated deficit of $348,202. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Additionally, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2021 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $119,389 at December 31, 2021.  We also have $97,408 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill.

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

Contract Liabilities
	December 31, 2021	December 31, 2020
Contract Liabilities - Customer Deposits	$2,104	$3,874
Contract Liabilities - Guaranteed Returns	56	60
	$2,160	$3,934

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Disaggregation of Revenue
	December 31, 2021	December 31, 2020
Product Sales	$71,271	$65,936
Fulfillment Services	818	413
	$72,089	$66,349

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items; customer discounts; shipping shortages; damages; and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2021, total allowances amount to $1,391, of which $511 related to doubtful accounts receivable. As of December 31, 2020, total allowances amounted to $2,100, of which $1,127 was related to doubtful accounts receivable.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Codification. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use ("ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.

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

Goodwill

Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. (See Note 5 for further discussion on the goodwill and intangible assets impairment charges).

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. (see Note 5 for further discussion on the goodwill and intangible assets impairment charges)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2021 and 2020 were $120 and $120, respectively. There was no impairment recorded in the years ended December 31, 2021 and 2020 respectively (see Note 5 for further information on the goodwill and intangible assets impairment charges).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $2,052 and $1,709 in 2021 and 2020, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $2,761 and $1,278 in 2021 and 2020, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred. In 2021, we did not incur research and development costs and in 2020, research and development costs totaled $1.

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

Value of Warrants Issued with Debt

We estimate the grant date fair value of certain warrants issued with debt using a valuation method, such as the Black-Scholes option pricing model, or, if the terms are more complex, using an outside professional valuation firm, which uses the Monte Carlo option lattice model.  We record the amounts as interest expense or debt discount, depending on the terms of the agreement. These estimates involve multiple inputs and assumptions, including the market price of the Company’s common stock, stock price volatility and other assumptions to project earnings before interest, taxes, depreciation and amortization (“EBITDA”) and other reset events. These inputs and assumptions are subject to management’s judgment and can vary materially from period to period.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(14,940)	$(14,389)
Effect of dilutive securities on net loss:
Common stock warrants	-	(35)

Total net loss for purpose of calculating diluted net loss per common share	$(14,940)	$(14,424)

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net loss per common share	258,837,701	257,345,636
Weighted-average effect of dilutive securities:
Common stock warrants	-	1,734,243

Total shares for purpose of calculating diluted net loss per common share	258,837,701	259,079,879

Net loss per common share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 26% and 25% of total consolidated sales in 2021 and 2020, respectively. Sales to one of those customers were approximately 11% and 10% of total sales in 2021 and 2020, respectively. Accounts receivable from these customers were approximately 22% and 23% of total accounts receivable as of December 31, 2021 and 2020, respectively.

Our two major vendors accounted for 46% and 45% of purchases for the year ended December 31, 2021 and 2020, respectively. A third vendor represented an additional 11% and 12% of purchases for the year ended December 31, 2021 and 2020, respectively.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2016-13, Financial Instruments- Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt as applicable, we do not believe any of these accounting pronouncements has had or will have a material impact on our consolidated financial position or results of operations.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$2,016	$2,053
Finished goods	4,586	5,994
	6,602	8,047
Reserve for obsolete inventory	(788)	(1,746)

Inventories, net	$5,814	$6,301

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020

Machinery and equipment	$36	$36
Leasehold improvements	118	20
Computers and other	58	88
	212	144
Accumulated depreciation and amortization	(72)	(79)

Property and equipment, net	$140	$65

Depreciation and amortization expense totaled $80 and $27 in 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2021	December 31, 2020

Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,363	8,663
	11,222	13,522
Accumulated amortization	(10,646)	(10,269)

Intangible assets, net	$576	$3,253

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $377 and $1,110 for 2021 and 2020, respectively.

During the fourth quarter of fiscal 2021, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $11,118. We recognized $8,818 impairment charges of goodwill related to NutraScience Labs, Inc. and an aggregate impairment loss of intangible assets of $2,300.

The fair value of these assets was determined using level 3 inputs in an income approach using the estimated discounted cash flow valuation methodology. In the second step of the impairment test, we performed a hypothetical acquisition and purchase price allocation and measured the implied fair value of each asset to its carrying value. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. The second step of the goodwill impairment test resulted in a 2021 impairment charge of $8,818 for goodwill related to NutraScience Labs, Inc. and in an aggregate impairment loss of intangible assets of $2,300 in 2021. The impairment charges were recorded in operating expenses in the consolidated statement of operations.

During the fourth quarter of fiscal 2020, we completed our annual impairment test of goodwill and intangible assets and we recognized no impairment of goodwill and intangible assets during the year ended December 31, 2020.

Estimated aggregate amortization expense for the intangible assets for each of the five years subsequent to 2021 is as follows:

Years Ending December 31,	Intangibles

2022	$116
2023	116
2024	116
2025	108
Thereafter	-

$456

NOTE 6 – DEBT

Debt consisted of the following:

	December 31,	December 31,
	2021	2020
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC, net of discount of $0 and $201 at December 31, 2021 and December 31, 2020, respectively	5,000	4,799
November 2018 note payable to Great Harbor Capital, LLC, net of discount of $0 and $244 at December 31, 2021 and December 31, 2020, respectively	4,000	3,756
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $0 and $100 at December 31, 2021 and December 31, 2020, respectively	8,000	7,900
January 2015 note payable to Golisano Holdings LLC (formerly payable to JL-BBNC Mezz Utah, LLC), net of discount and unamortized loan fees in the aggregate of $0 and $164 at December 31, 2021 and December 31, 2020, respectively	5,000	4,836
February 2015 note payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.), net of discount and unamortized loan fees in the aggregate of $0 and $9 at December 31, 2021 and December 31, 2020, respectively	1,999	1,991
Macatawa Bank	15,000	15,000
Total related party debt	91,073	90,356

Senior Credit Facility with Midcap	4,661	5,293

May 2020 Note Payable to Fifth Third Bank, N.A.	1,674	1,674

Total debt	97,408	97,323
Less current portion	97,408	96,847

Long-term debt	$-	$476

Future aggregate maturities of debt that have maturities beyond 2021 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2022 debt obligations as they become due, thus causing a technical default of the debt obligations.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party in the second quarter of 2022. To date, Little Harbor has not exercised any of its remedies available upon a default.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party in the second quarter of 2022. To date, GH has not exercised any of its remedies available upon a default.

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

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019; with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019; and was subsequently extended to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; and was subsequently extended to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; and was subsequently extended to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021; and was subsequently extended to October 22, 2021.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party in the second quarter of  2022. To date, Golisano LLC has not exercised any of its remedies available upon a default.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of December 31, 2021). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of December 31, 2021. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $4,661 as of December 31, 2021.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments due to begin December 1, 2020. TCC utilized the proceeds of the PPP Loan for payroll, office rent, and utilities.

The Company submitted its application for 100% forgiveness for this loan in November 2021. Subsequent to fiscal 2021, the full amount of the PPP loan was forgiven by the Small Business Administration ("SBA").

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a second loan from Fifth Third Bank, in the amount of $1,344 obtained under the Paycheck Protection Program. The PPP loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP Loan was forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of  $1,344.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of December 31, 2021, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,661 as of December 31, 2021.

NOTE 7 – WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2021, and changes during the two years then ended:

	Shares		Weighted Average
	Underlying Warrants		Exercise Price
Outstanding, December 31, 2019	11,811,649		$0.14

Granted	-		-
Canceled / Expired	(4,397,346)		0.37
Exercised	(1,379,601)	(1)	0.00

Outstanding, December 31, 2020	6,034,702		$0.07
Granted	-		-
Canceled / Expired	(500,000)		-
Exercised	(1,034,702)	(1)	-

Outstanding, December 31, 2021	4,500,000		$0.01

(1) Balance reflects 1,034,702 warrants exercised in 2020 but recorded in 2021.

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

JL Warrants

Pursuant to a June 30, 2015 stock purchase agreement, a warrant was issued to JL Properties (as defined below) to purchase an aggregate 403,509 shares of the Company’s common stock at a price of $0.01 per share at any time prior to the close of business on June 30, 2020, subject to certain adjustments. We granted JL Properties certain registration rights, commencing October 1, 2015, for the shares of common stock issuable upon exercise of the warrant. The warrants expired unexercised on June 30, 2020.

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

On April 30, 2020, the Company extended the related letter of credit to April 30, 2021 for consideration of $25 to JL Properties.

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant which was intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties, Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. Upon issuance we had reserved 12,697,977 shares of common stock for issuance under warrant. The purchase price for any shares of common stock issuable upon exercise of the warrant is $.001 per share. The warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the outstanding warrants and our delivery of notice thereof to Golisano LLC. The warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an outstanding warrant in consideration for the termination of or agreement not to exercise such outstanding warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the warrant. As of December 31, 2021, all outstanding warrants had expired or been exercised.

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

 Warrants Issued into Escrow

At December 31, 2021, there were 21,730,287 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default debt. These Escrow Warrants are as follows:

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

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which had been extended to October 22, 2021.The Company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). We have reserved 3,181,816 shares of the Company’s common stock for issuance under the March 2016 Golisano Warrant. The March 2016 Golisano Warrant, if exercisable, expires on March 21, 2022. The March 2016 Golisano Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which had been extended to October 22, 2021.The Company is working on extend further. – See Note 6) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

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

NOTE 8 – DERIVATIVE LIABILITIES

The number of shares of common stock issuable pursuant to certain warrants issued in 2015 were subject to increase if our adjusted EBITDA or the market price of the Company’s common stock did not meet certain defined amounts. We recorded the estimated fair value of the warrants as of the date of issuance. Due to the variable terms of the warrant agreements, the warrants were recorded as derivative liabilities with a corresponding gain or loss recorded to our consolidated statements of operations for changes in the estimated fair value of the warrants from the date of issuance to each balance sheet reporting date. As of December 31, 2021 and December 31, 2020, all the associated warrants were either exercised or expired, and therefore the value of the derivative liabilities was zero.

We had the following activity in our derivative liabilities account:

Derivative liabilities as of January 1, 2020	$35
Gain on change in fair value of derivative liabilities	(35)

Derivative liabilities as of December 31, 2020	-
Gain on change in fair value of derivative liabilities	-

Derivative liabilities as of December 31, 2021	$-

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

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2021 or December 31, 2020. As of December 31, 2021, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable

At December 31, 2021, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 10 - INCOME TAXES

Income tax provision consisted of the following for the years ended December 31, 2021 and 2020 as follows:

	December 31,	December 31,
	2021	2020
Current:
State	$(13)	$(38)
Total current expense	(13)	(38)

Deferred:
Federal	2,841	2,953
State	957	(96)
Change in valuation allowance	(3,798)	(2,857)
Total deferred expense	-	-

Total income tax provision	$(13)	$(38)

The income tax provision differs from the amount computed at federal statutory rates for the years ended December 31, 2021 and 2020 as follows:

	December 31,	December 31,
	2021	2020
Effective rate reconciliation
Computed Federal income tax benefit at the statutory rate	$3,135	$3,030

Interest expense	(38)	(45)
Equity-based expenses	(82)	(8)
State income taxes, net of federal benefit	770	307
Change in valuation allowance	(3,798)	(2,857)
Tax rate change	-	(355)
Other	-	(110)

Income tax provision	$(13)	$(38)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$61,352	$61,162
Accruals and reserves	7,949	7,063
Depreciation and amortization	5,925	5,796
Indefinite-lived intangibles	3,456	1,642
Other	2,766	1,987
Total deferred tax assets	81,448	77,650

Less valuation allowance	(81,448)	(77,650)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2021 and 2020, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized. During the years ended December 31, 2021 and 2020, the valuation allowance on deferred tax assets increased by $3,798 and $2,857, respectively.

We had federal net operating loss carryforwards of approximately $251,000 and state net operating loss carryforwards of approximately $173,000 at December 31, 2021, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards begin to expire in 2022. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2021 and 2020, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2017 through 2021 tax years remain subject to selection for examination as of December 31, 2021. None of the Company’s income tax returns are currently under audit.

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

On October 1, 2021, the Company entered into a sublease agreement for 13,111 square feet of office space within the same building of our current office in Boca Raton, Florida. Occupancy of the property commenced on October 1, 2021 and concludes on February 28, 2026, with total rent to be collected over this period of $918.

For the year ended December 31, 2021, the Company incurred $874 of lease expense on the consolidated statements of operations in relation to these operating leases, of which $325 was variable rent expense not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2020, total rental expense for operating leases was $1,064, of which $352 was variable rent expense.

As of December 31, 2021, the maturities of the Company’s lease liabilities were as follows:

2022	1,505
2023	1,534
2024	1,524
2025	1,566
2026	1,150
Thereafter	306
Total lease payments	7,585
Less: imputed interest	(1,349)
Present value of lease liabilities	$6,236

Included below is other information regarding leases for the year ended December 31, 2021.

For the Year Ended December 31, 2021
Sublease income	$809
Cash paid for operating leases	$1,379
Weighted average remaining lease term (years) - operating leases	4.9
Weighted average discount rate – operating leases	8.25%

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

We had sales of $1,910 and $2,565 in 2021 and 2020, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

NOTE 13 – SUBSEQUENT EVENTS

Debt Agreements

On January 10, 2022, the Company received the letter from SBA (Small Business Administration) that our first PPP (Paycheck Protection Program) loan granted on May 7, 2020 in the amount of  $1,674 has been fully forgiven on January 3, 2022.

