Form 10-Q
period 2022-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2022-05-10
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock, par value $0.001, outstanding on May 6, 2022 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financings, or other arrangements, the potential impact of the COVID-19 pandemic, and the efficacy and distribution of COVID-19 vaccines on our business operations.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in “Part I, Item 1A - Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2022 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash	$1,761	$3,631
Accounts receivable, net	6,494	6,881
Inventories, net	7,618	5,814
Prepaid expenses and other current assets	714	1,045
Total current assets	16,587	17,371

Property and equipment, net	135	140
Right-of-use assets	5,243	5,480
Intangible assets, net	547	576
Other assets	1,301	1,301

Total assets	$23,813	$24,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,407	$6,047
Lease liabilities	1,070	1,039
Accrued expenses and other current liabilities	5,322	5,422
Accrued interest	28,417	26,844
Notes payable and current portion of long-term debt	98,491	97,408
Total current liabilities	135,707	136,760

Long-term liabilities:
Lease liabilities	4,919	5,197
Total long-term liabilities	4,919	5,197

Total liabilities	140,626	141,957

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(347,926)	(348,202)
Total stockholders’ deficit	(116,813)	(117,089)

Total liabilities and stockholders' deficit	$23,813	$24,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$13,251	$19,460
Cost of sales	8,822	12,342

Gross profit	4,429	7,118

Operating costs and expenses:
Selling expenses	924	889
General and administrative expenses	3,068	3,658

Income from operations	437	2,571

Other income (expense):
Interest expense, net	(1,837)	(2,169)
Other income (expense)	1,676	(19)

Total other expense	(161)	(2,188)

Income before income taxes	276	383

Provision for income taxes	-	-

Total net income	$276	$383

Weighted average number of common shares outstanding - basic	259,092,833	258,058,131
Net income per common share - basic	$-	$-

Weighted average number of common shares outstanding - diluted	259,092,833	259,086,561
Net income per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(333,262)	$(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,879)	$(101,766)

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(347,926)	$(116,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$276	$383
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	40	99
Amortization of right-to-use assets	237	210
Amortization of debt discount	-	215
Recovery of obsolete inventories	(164)	(517)
Provision for losses on accounts receivable	240	541
Forgiveness of PPP loan	(1,674)	-
Changes in operating assets and liabilities:
Accounts receivable	147	(1,910)
Inventories	(1,640)	(2,593)
Prepaid expenses and other current assets	331	(643)
Other assets	-	14
Accounts payable	(3,640)	2,588
Lease liabilities	(246)	(217)
Accrued expenses and other current liabilities	1,472	1,073

Net cash used in operating activities	(4,621)	(757)

Cash flows from investing activities:
Purchase of property and equipment	(6)	-

Cash flows from financing activities:
Proceeds from the issuance of debt	-	1,344
Net borrowings from revolving credit facility	2,757	2,225

Net cash provided by financing activities	2,757	3,569

Net (decrease) increase in cash	(1,870)	2,812
Cash at the beginning of the period	3,631	424

Cash at the end of the period	$1,761	$3,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$237	$354

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of March 31, 2022, we had an accumulated deficit of $347,926. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $119,120 as of March 31, 2022. We also have $98,491 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

Except as described herein, there have been no changes in the Company’s significant accounting policies as described in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	March 31, 2022	December 31, 2021
Contract Liabilities - Customer Deposits	$1,932	$2,104
Contract Liabilities - Guaranteed Returns	54	56
	$1,986	$2,160

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Product Sales	$13,057	$19,180
Fulfillment Services	194	280
	$13,251	$19,460

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2022, total allowances amounted to $1,631, of which $659 was related to doubtful accounts receivable. As of December 31, 2021, total allowances amounted to $1,391, of which $511 was related to doubtful accounts receivable.

Net Income per Common Share

Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

When calculating diluted income per share, if the effects are dilutive, companies are required to add back to net income the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

The common shares used in the computation of our basic and diluted net income per share are reconciled as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$276	$383

Total net income for purpose of calculating diluted net income per common share	$276	$383

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net income per common share	259,092,833	258,058,131
Weighted-average effect of dilutive securities:
Common stock warrants	-	1,028,430

Total shares for purpose of calculating diluted net income per common share	259,092,833	259,086,561

Net income per common share:
Basic	$-	$-
Diluted	$-	$-

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 31% and 28% of total sales for the three months ended March 31, 2022 and 2021, respectively. Sales to one of those customers were approximately 12% and 8% of total sales for the three months ended March 31, 2022 and 2021, respectively. Accounts receivable from these three customers were approximately 34% and 29% of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. A single customer represents 5% and 2% of total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. This customer is a related party through a director who sits on both the Company’s Board of Directors and that of the customer.

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

New and Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results from operations.

Note 3 – Inventories, net

Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$1,570	$2,016
Finished goods	6,672	4,586
	8,242	6,602
Reserve for obsolete inventory	(624)	(788)

Inventories, net	$7,618	$5,814

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Machinery and equipment	$36	$36
Leasehold improvements	118	118
Computers and other	64	58
	218	212
Accumulated depreciation and amortization	(83)	(72)

Property and equipment, net	$135	$140

Depreciation and amortization expense totaled $11 and $5 for the three months ended March 31, 2022 and 2021, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,363	6,363
	11,222	11,222
Accumulated amortization	(10,675)	(10,646)

Intangible assets, net	$547	$576

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $29 and $94 for the three months ended March 31, 2022, and 2021, respectively.

Note 6 – Debt

Debt consisted of the following:

	March 31,	December 31,
	2022	2021
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	7,418	4,661

May 2020 Note Payable to Fifth Third Bank, N.A.	-	1,674

Total debt	98,491	97,408
Less current portion	98,491	97,408

Long-term debt	$-	$-

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

July 2016 Note Payable to Little Harbor, LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor loaned us the full approved amount of $4,770 during the year ended December 31, 2016. This note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7). This unsecured note was scheduled to mature on January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

Little Harbor delivered a deferment letter pursuant to which Little Harbor agreed to defer all payments due under the aforementioned notes held by Little Harbor through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Little Harbor has not exercised any of its remedies available upon a default.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on March 21, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on December 31, 2019; the maturity was subsequently extended to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on August 29, 2020; the maturity was subsequently extended to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 (“February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021; the maturity was subsequently extended to October 22, 2021.

As previously reported, on February 6, 2018, the Company issued an amended and restated secured promissory note to GH (“A&R August 2017 GH Note”) replacing the prior secured promissory note issued on August 30, 2017. The amendment and restatement added a requirement that when the Company consummates any Special Asset Disposition (as defined in the February 2018 GH Note), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the A&R August 2017 GH Note and any other note subject to the Intercreditor Agreement (defined below). The interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017; however, the maturity date was extended to October 22, 2021.

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

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 unsecured promissory note (“February 2020 GH Note”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.  GH delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, GH has not exercised any of its remedies available upon a default.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770. The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019; the maturity was subsequently extended to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; the maturity was subsequently extended to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; the maturity was subsequently extended to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021; the maturity was subsequently extended to October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 unsecured promissory note (“Golisano LLC February 2020 Note”), an affiliate of a member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8%, with the principal payable at the maturity date of  October 22, 2021.

Golisano LLC delivered a deferment letter pursuant to which Golisano LLC agreed to defer all payments due under the aforementioned notes held by Golisano LLC through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Golisano LLC has not exercised any of its remedies available upon a default.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of March 31, 2022). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP has entered into a limited guaranty, dated as of December 4, 2018, in favor of Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest. On October 28, 2019, the Term Loan was amended and GH and Golisano LLC replaced 463IP as “Entity Guarantor” as defined in the Term Loan, and provided their guaranties for payment of the Company’s indebtedness and obligations under the Term Loan.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We agreed to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month, and interest of LIBOR plus 5% per annum. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $7,418 as of March 31, 2022.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association ("Fifth Third Bank") in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin December 1, 2020. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,674.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC received the proceeds of a second loan from Fifth Third Bank in the amount of $1,344 ( the "Second PPP Loan") obtained under the Paycheck Protection Program. The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Note”), has a two-year term and bears interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan.

           The company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP Loan was forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,344.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,418 as of March 31, 2022.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of March 31, 2022, and changes during the three month then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2021	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, March 31, 2022	4,500,000	0.01

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

Warrants Issued into Escrow

At March 31, 2022, there were 13,093,929 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant was not to be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the related note agreement). The January 2016 Golisano Warrant expired unexercised on February 28, 2022.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant was not to be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The March 2016 Golisano Warrant expired unexercised on March 21, 2022.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant, if exercisable, expires on July 21, 2022. The Golisano July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, if exercisable, expires on December 30, 2022. The Golisano December 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, if exercisable, expires on March 14, 2023. The Golisano March 2017 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant was not to be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). The January 2016 GH Warrant expired unexercised on February 28, 2022.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant was not to be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). The March 2016 GH Warrant expired unexercised on March 21, 2022.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, if exercisable, expires on December 30, 2022. The December 2016 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant, if exercisable, expires on July 21, 2022. The Little Harbor July 2016 Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. The Little Harbor July 2016 Warrant grants Little Harbor certain registration rights for the shares of the Company’s common stock issuable upon exercise of the Little Harbor July 2016 Warrant.

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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $209 and $199, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $93 and $81 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

 As of March 31, 2022, the maturities of the Company’s lease liabilities were as follows:

2022 (excluding the three months ended March 31, 2022)	$1,134
2023	1,534
2024	1,524
2025	1,566
2026	1,150
Thereafter	306
Total lease payments	7,214
Less: imputed interest	(1,225)
Present value of lease liabilities	$5,989

Included below is other information regarding leases for the period noted below.

Three Months Ended March 31, 2022
Sublease income	$229
Cash paid for operating leases	$371
Weighted average remaining lease term (years) - operating leases	4.7
Weighted average discount rate – operating leases	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2021 or March 31, 2022. As of March 31, 2022, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2022, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as "anticipates", "believes", "estimates", "expects", "intends", "predicts", "hopes", "should", "plans", "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the COVID-19 pandemic; the efficacy and distribution of COVID-19 vaccines; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2022, we had an accumulated deficit of $347.9 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $119.1 million at March 31, 2022. We also have $98.5 million of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2022 and 2021

The following table summarizes our financial results for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase	%
	2022	2021	(Decrease)	Change
Net sales	$13,251	$19,460	$(6,209)	-32%
Cost of sales	8,822	12,342	(3,520)	-29%
Gross profit	4,429	7,118	(2,689)	-38%
Operating costs and expenses:
Selling expenses	924	889	35	4%
General and administrative expenses	3,068	3,658	(590)	-16%
Income from operations	437	2,571	(2,134)	-83%

Other income (expense):
Interest expense, net	(1,837)	(2,169)	332	15%
Other income (expense)	1,676	(19)	1,695	8,921%
Total other expense	(161)	(2,188)	(2,027)	-93%

Income before income taxes	276	383	(107)	-28%

Provision for income taxes	-	-

Total net income	$276	$383	$(107)	-28%

Net Sales

The decrease in our net sales of 32% for the three month period ended March 31, 2022 compared to the same period in 2021 is due to reduced demand from some of our major customers.

Gross Profit

Our overall gross profit decrease of 38%  for the three month period ended March 31, 2022 compared to the same period in 2021 was primarily due to reduced demand from some of our major customers.

Selling Expenses

Our selling expenses increased by 4% for the three month ended period ended March 31, 2022 compared to the same period in 2021 primarily due to attendance at trade shows, utilization of brand ambassadors, and increased advertising costs across multiple marketing segments.

General and Administrative Expenses

For the three month period ended March 31, 2022, our general and administrative expenses decreased by 16% compared to the same period in 2021 due to the completion of our Enterprise Resource Planning ("ERP') implementation process and associated professional fees related to the project, as well as a reduction in operating expenses due to focused oversight over costs.

Interest Expense, Net

Our interest expense decreased by 15% for the three month period ended March 31, 2022 compared to the same period in 2021 primarily due to reduced lending costs and the associated interest, as well as forgiveness of both of our PPP Loan and the Second PPP Loan and the associated interest charges.

Other Income (Expense)

The increase in other income (expense) of $1,695 for the three month period ended March 31, 2022 compared to the same period in 2021 was primarily due to the forgiveness of the PPP Loan.

 Liquidity and Capital Resources

At March 31, 2022, we had an accumulated deficit of $347.9 million primarily because of our history of operating losses and loss on stock purchase guarantee. We have a working capital deficiency of $119.1 million at March 31, 2022. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt and proceeds from the exercise of warrants. As of March 31, 2022, we had cash of $1,761. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,621 for the three months ended March 31, 2022. During the three months ended March 31, 2022, we incurred net borrowings from our revolving credit facility of $2,757.

Our total liabilities decreased by $1.4 million to $140.6 million at March 31, 2022 from $142.0 million at December 31, 2021 primarily due to the decrease of $3.6 million in accounts payable, partially offset by an increase of $1.6 million in accrued interest and $1.1 million in notes payable.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4.6 million for the three months ended March 31, 2022 as a result of our net income of $0.3 million, forgiveness of PPP Loan of of $1.7 million, other non-cash expenses totaling $0.4 million, net and a decrease in net operating assets and liabilities of $3.6 million. By comparison, for the three months ended March 31, 2021, net cash used in operating activities was $0.8 million as a result of our net income of $0.4 million, a provision for losses on accounts receivable of $541 in doubtful accounts receivable, other non-cash expenses totaling $7 net, and a decrease in net operating assets and liabilities of $1,688.

Net cash provided by financing activities was $2,757 for the three months ended March 31, 2022, consisting of net borrowings of $2,757 under our revolving credit facility. Net cash provided by financing activities was $3,569 for the three months ended March 31, 2021, consisting of net borrowings of $2,225 under our revolving credit facility, and proceeds from the issuance of debt of $1,344.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2021 and the three months ended March 31, 2022 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending parties, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

On May 7, 2020, TCC received the proceeds of a loan from Fifth Third Bank in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the “PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with the monthly principal and interest payments that were due beginning December 1, 2020. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities which allowed the Company to seek forgiveness of this loan. The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1.7 million.

On January 25, 2021, TCC applied for another PPP Loan with Fifth Third Bank in the amount of $1.3 million (the "Second PPP Loan”). The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan. The Company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP loan was forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1.3 million.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

On May 14, 2021, the Company announced that an internal investigation discovered that a recently terminated employee in the Company’s accounting department had been embezzling Company funds. The investigation indicated losses of approximately $500,000 occurred between 2016 and 2021. As a result of the findings of the investigation, the terminated employee returned the majority of the embezzled funds to the Company.

The employee took advantage of a complex consolidation process between multiple ERP systems, a lack of segregation of duties, weak internal controls, and a lack of managerial oversight.

In the first quarter of 2021, the Company transitioned into a single ERP system which allows for establishment of increased segregation of duties and improvements of internal controls within the ERP system itself. Additionally, remediation of internal control weaknesses includes additional focus on managerial oversight and staffing changes within the accounting department.

During the fourth quarter of 2018 (and continuing into 2019), management identified material weaknesses in the selection and testing of our third-party logistics (“3PL”) and fulfillment provider, whom the Company engaged to replace the Company's Utah manufacturing facility. The Company determined that the 3PL does not issue reports pursuant to the Statement on Standards for Attestation Engagement No. 18 attestation standards. Management also identified a material weakness related to a lack of appropriate staffing in our accounting and information technology departments to address the Company's ability to continue to close the books both timely and accurately and to meet internal control documentation requirements. Prior normal staffing turnover along with technical accounting issues and the Company's change to a 3PL impacted the Company's ability to react to technical accounting matters encountered. During the first quarter of 2020, management identified material weaknesses related to our financial reporting procedures which resulted in the Company not properly recording a reserve for accounts receivable related to a significant customer that had recently entered bankruptcy proceedings. This material weakness caused the Company to have to amend its 2020 first quarter 10-Q on August 17, 2020 to properly state our financial position. Management believes that this control failure has been resolved with staffing changes and system improvements.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $7,418 as of March 31, 2022.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of March 31, 2022, we had $8,037, $28,500 and $39,536 of net of discount indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 10, 2022	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer (Principal Financial Officer)

