Form 10-Q
period 2022-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2022-07-28
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.001, outstanding on July 25, 2022 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financing, or other arrangements, the potential impact of the ongoing COVID-19 pandemic, including the duration and spread of the pandemic, the potential that current vaccines may be less effective against future COVID-19 virus variants and disruptions in our operations and supply chain.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included and in “Part I, Item 1A - Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2022 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash	$142	$3,631
Accounts receivable, net	5,610	6,881
Inventories, net	9,868	5,814
Prepaid expenses and other current assets	565	1,045
Total current assets	16,185	17,371

Property and equipment, net	215	140
Right-of-use assets	5,007	5,480
Intangible assets, net	518	576
Other assets	1,301	1,301

Total assets	$23,226	$24,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,568	$6,047
Lease liabilities	1,102	1,039
Accrued expenses and other current liabilities	4,666	5,422
Accrued interest	30,054	26,844
Notes payable and current portion of long-term debt	97,236	97,408
Total current liabilities	137,626	136,760

Long-term liabilities:
Lease liabilities	4,632	5,197
Total long-term liabilities	4,632	5,197

Total liabilities	142,258	141,957

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30	(30)
Treasury stock, 134,806,051 shares at cost	(500	(500)
Accumulated deficit	(350,145)	(348,202)
Total stockholders’ deficit	(119,032)	(117,089)

Total liabilities and stockholders' deficit	$23,226	$24,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$14,473	$18,109	$27,724	$37,570
Cost of sales	10,711	13,273	19,533	25,615

Gross profit	3,762	4,836	8,191	11,955

Operating costs and expenses:
Selling expenses	821	737	1,745	1,626
General and administrative expenses	3,184	1,312	6,253	4,971

(Loss) income from operations	(243)	2,787	193	5,358

Other income (expense):
Interest expense, net	(1,976)	(2,241)	(3,812)	(4,410)
Other income	-	536	1,676	517

Total other expense	(1,976)	(1,705)	(2,136)	(3,893)

(Loss) income before income taxes	(2,219)	1,082	(1,943)	1,465

Provision for income taxes	-	-	-	-

Total net (loss) income	$(2,219)	$1,082	$(1,943)	$1,465

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	259,606,931
Net (loss) income per common share - basic	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	259,606,931
Net (loss) income per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$0.01	$(0.01)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(333,262)	$(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	394	231,249	(30)	134,806,051	(500)	(332,879)	(101,766)
Net income	-	-	-	-	-	-	1,082	1,082
Balance, June 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(331,797)	$(100,684)

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(347,926)	(116,813)
Net loss	-	-	-	-	-	-	(2,219)	(2,219)
Balance, June 30, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(350,145)	$(119,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,943)	$1,465
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	82	203
Amortization of right-to-use assets	473	434
Amortization of debt discount	-	431
Recovery of obsolete inventories	(462)	(475)
Provision for (recovery of) losses on accounts receivable	31	(625)
Forgiveness of PPP loan	(1,674)	-
Changes in operating assets and liabilities:
Accounts receivable	1,240	(1,426)
Inventories	(3,592)	(3,690)
Prepaid expenses and other current assets	479	(415)
Other assets	-	(968)
Accounts payable	(1,479)	813
Lease liabilities	(501)	(433)
Accrued expenses and other current liabilities	2,454	2,018

Net cash used in operating activities	(4,892)	(2,668)

Cash flows from investing activities:
Purchase of property and equipment	(99)	(135)

Cash flows from financing activities:
Proceeds from the issuance of debt	-	1,344
Net borrowings from revolving credit facility	1,502	2,329

Net cash provided by financing activities	1,502	3,673

Net (decrease) increase in cash	(3,489)	870
Cash at the beginning of the period	3,631	424

Cash at the end of the period	$142	$1,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$577	$743

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of June 30, 2022, we had an accumulated deficit of $350,145. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $121,441 as of June 30, 2022. We also have $97,236 of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers. We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets or seeking financing through a combination of equity offerings, debt financing, collaborations, strategic alliances, merger and acquisition activities, and licensing agreements.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	June 30, 2022	December 31, 2021
Contract Liabilities - Customer Deposits	$2,023	$2,104
Contract Liabilities - Guaranteed Returns	53	56
	$2,076	$2,160

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Product Sales	$14,308	$17,914
Fulfillment Services	165	195
	$14,473	$18,109

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Product Sales	$27,366	$37,094
Fulfillment Services	358	476
	$27,724	$37,570

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2022, total allowances amounted to $1,422, of which $444 was related to doubtful accounts receivable. As of December 31, 2021, total allowances amounted to $1,391, of which $511 was related to doubtful accounts receivable.

Net (Loss) Income per Common Share

Basic net (loss) income per common share (“Basic EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per common share (“Diluted EPS”) is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

When calculating diluted (loss) income per share, if the effects are dilutive, companies are required to add back to net income the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

The common shares used in the computation of our basic and diluted net (loss) income per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,219)	$1,082	$(1,943)	$1,465

Total net (loss) income for purpose of calculating diluted net (loss) income per common share	$(2,219)	$1,082	$(1,943)	$1,465

Number of shares used in per common share calculations:
Total shares for purpose of calculating basic net (loss) income per common share	259,092,833	259,092,833	259,092,833	259,606,931
Weighted-average effect of dilutive securities:
Common stock warrants	-	-	-	-

Total shares for purpose of calculating diluted net (loss) income per common share	259,092,833	259,092,833	259,092,833	259,606,931

Net (loss) income per common share:
Basic	$(0.01)	$0.01	$(0.01)	$0.01
Diluted	$(0.01)	$0.01	$(0.01)	$0.01

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 23% and 34% of total sales for the three months ended June 30, 2022 and 2021, respectively and 26% and 31% of total sales for the six months ended June 30, 2022 and 2021, respectively. Sales to one of those customers were approximately 11% and 15% of total sales for the three months ended June 30, 2022 and 2021, respectively, and 11% and 5% of total sales for the six months ended June 30, 2022 and 2021, respectively. Accounts receivable from these three customers were approximately 21% and 23% of total accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

A single customer represents 5% and 2% of total accounts receivable as of June 30, 2022 and December 31, 2021, respectively. This customer is a related party through a director who sits on both the Company’s Board of Directors and that of the customer.

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

New Accounting Pronouncements - Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Our status as a smaller reporting company allows us to defer adoption until the annual period, including interim periods within the annual period, beginning January 1, 2023. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company's financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Companies can adopt ASU 2020-04 immediately; however, the guidance will only be available through December 31, 2022. While we are continuing to evaluate the impact of this ASU on our financial position or results of operations, we do not expect its impact will be material at this time.

Note 3 – Inventories, net

Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$1,318	$2,016
Finished goods	8,876	4,586
	10,194	6,602
Reserve for obsolete inventory	(326)	(788)

Inventories, net	$9,868	$5,814

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Machinery and equipment	$124	$36
Leasehold improvements	118	118
Computers and other	69	58
	311	212
Accumulated depreciation and amortization	(96)	(72)

Property and equipment, net	$215	$140

Depreciation and amortization expense totaled $13 and $9 for the three months ended June 30, 2022 and 2021, respectively, and totaled $24 and $14 for the six months ended June 30, 2022 and 2021, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,363	6,363
	11,222	11,222
Accumulated amortization	(10,704)	(10,646)

Intangible assets, net	$518	$576

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $29 and $94 for the three months ended June 30, 2022 and 2021, respectively, and $58 and $188 for the six months ended June 30, 2022 and 2021, respectively.

Note 6 – Debt

Debt consisted of the following:

	June 30,	December 31,
	2022	2021
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	6,163	4,661

May 2020 Note Payable to Fifth Third Bank, N.A.	-	1,674

Total debt	97,236	97,408
Less current portion	97,236	97,408

Long-term debt	$-	$-

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes to Little Harbor are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Little Harbor has not exercised any of its remedies available upon a default for either of the aforementioned notes.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to GH have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, GH has not exercised any of its remedies available upon a default for either of the aforementioned notes.

Golisano Holdings LLC

Mr. B. Thomas Golisano, a member of the Company’s Board of Directors, is a principal of Golisano LLC.

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

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly (“Golisano JL-US Note”). On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015. The 434,809 warrants expired unexercised on February 13, 2020. The note matured on October 22, 2021.

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $2,000, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta (“Second Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan. The note matured on October 22, 2021.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Golisano LLC have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Golisano LLC has not exercised any of its remedies available upon a default for either of the aforementioned notes.

Macatawa Bank

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank (“Macatawa”) and was a member of the Company’s board of directors; he was an active member of both boards at the time of the term loan note as described below. Two other members of the Company’s Board of Directors, Mr. B. Thomas Golisano and Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners, LLC (“463IP”). Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in Macatawa.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 2.50% as of June 30, 2022). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $6,163 as of June 30, 2022.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of June 30, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $6,163 as of June 30, 2022.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of June 30, 2022, and changes during the six months then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2021	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, June 30, 2022	4,500,000	$0.01

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which was amortized over the original term of the July 2018 GH Note.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 5, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which was amortized over the original term of the November 2018 GH Note.

Warrants Issued into Escrow

At June 30, 2022, there were 13,093,929 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019   (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant expired unexercised on July 21, 2022.

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

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We have reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant expired unexercised on July 21, 2022.

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

For the three months and six months ended June 30, 2022, the Company incurred $207 and $416, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $93 and $187 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

 As of June 30, 2022, the maturities of the Company’s lease liabilities were as follows:

2022 (excluding the six months ended June 30, 2022)	$760
2023	1,534
2024	1,524
2025	1,566
2026	1,150
Thereafter	305
Total lease payments	6,839
Less: imputed interest	(1,105)
Present value of lease liabilities	$5,734

Included below is other information regarding leases for the periods noted below.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Sublease income	$(229)	$(459)
Cash paid for operating leases	$374	$745
Weighted average remaining lease term (years) - operating leases	4.4	4.4
Weighted average discount rate – operating leases	8.25%	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2021 or June 30, 2022. As of June 30, 2022, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2022, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as "anticipates", "believes", "estimates", "expects", "intends", "predicts", "hopes", "should", "plans", "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the ongoing COVID-19 pandemic; the duration and spread of the pandemic; the potential that current vaccines may be less effective against future COVID-19 virus variants; supply chain disruptions; the impact of inflation; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2022, we had an accumulated deficit of $350.1 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $121.4 million at June 30, 2022. We also have $97.2 million of debt, net of discount, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2022 and 2021

The following table summarizes our financial results for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Net sales	$14,473	$18,109	$(3,636)	(20)%	$27,724	$37,570	$(9,846)	(26)%
Cost of sales	10,711	13,273	(2,562)	(19)%	19,533	25,615	(6,082)	(24)%
Gross profit	3,762	4,836	(1,074)	(22)%	8,191	11,955	(3,764)	(31)%
Operating costs and expenses:
Selling expenses	821	737	84	11%	1,745	1,626	119	7%
General and administrative expenses	3,184	1,312	1,872	143%	6,253	4,971	1,282	26%
(Loss) income from operations	(243)	2,787	(3,030)	(109)%	193	5,358	(5,165)	(96)%

Other income (expense):
Interest expense, net	(1,976)	(2,241)	(265)	(12)%	(3,812)	(4,410)	(598)	(14)%
Other income	-	536	(536)	(100)%	1,676	517	1,159	224%
Total other expense	(1,976)	(1,705)	271	16%	(2,136)	(3,893)	(1,757)	(45)%

(Loss) income before income taxes	(2,219)	1,082	(3,301)	(305)%	(1,943)	1,465	(3,408)	(233)%

Provision for income taxes	-	-			-	-

Total net (loss) income	$(2,219)	$1,082	$(3,301)	(305)%	$(1,943)	$1,465	$(3,408)	(233)%

Net Sales

The decrease in our net sales of 20% and 26% for the three and six month periods ended June 30, 2022 respectively, compared to the same period in 2021 is due to production backlogs at manufacturers, resulting in extended lead-time for production and fulfillment of sales, along with softening demand for branded products at retail locations.  In contrast, prior year figures recognized higher sales due to resolution of production issues from 2020.

Gross Profit

Our overall gross profit decrease of 22% and 31% for the three and six month periods ended June 30, 2022 respectively, compared to the same period in 2021 was primarily due to reduced demand from some of our major customers and promotional initiatives to counteract the reduced demand.  Some input costs have increased including transportation that are resulting in higher costs of goods sold relative to the prior year.  In contrast, prior year  figures recognized higher sales due to resolution of production issues from 2020.

Selling Expenses

Our selling expenses increased by 11% and 7% for the three and six month periods ended June 30, 2022 respectively, compared to the same period in 2021 primarily due to the Company's attendance at trade shows, revitalization of our Alvita Tea brand, updates to packaging and messaging for several product lines, and increased advertising costs across multiple marketing segments.

General and Administrative Expenses

Our general and administrative expenses increased by 143% and 26% for the three and six month periods ended June 30, 2022 respectively, compared to the same period in 2021 due to the impact in 2021 of one time gains that resulted in a significant overall reduction in operating expenses and, therefore, overall general and administrative expenses.

Interest Expense, Net

Our interest expense decreased by 12% and 14% for the three and six month periods ended June 30, 2022 compared to the same period in 2021 primarily due to reduced lending costs and the associated interest, as well as forgiveness of both of our PPP Loan and Second PPP Loan and the associated interest charges.

Other Income

The decrease in other income of $536 for the three months ended June 30, 2022 compared to the same period in 2021 was due to the recovery of embezzled funds during the three months ended June 30, 2021. The increase in other income of $1,159 for the six months ended June 30, 2022 compared to the same period in 2021 was due to the forgiveness of the PPP Loan.

 Liquidity and Capital Resources

At June 30, 2022, we had an accumulated deficit of $350.1 million primarily because of our history of operating losses and loss on stock purchase guarantee. We have a working capital deficiency of $121.4 million at June 30, 2022. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt and proceeds from the exercise of warrants. As of June 30, 2022, we had cash of $142. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $4,892 for the six months ended June 30, 2022. During the six months ended June 30, 2022, we incurred net borrowings from our revolving credit facility of $1,502.

Our total liabilities increased by $0.3 million to $142.3 million at June 30, 2022 from $142.0 million at December 31, 2021 primarily due to the increase of $3.2 million in accrued interest, partially offset by the decrease of $1.5 million in accounts payable and $0.8 million in accrued expenses and other current liabilities.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4.9 million for the six months ended June 30, 2022 as a result of our net loss of $1.9 million, forgiveness of PPP Loan of $1.7 million, other non-cash expenses totaling $0.1 million, net and a decrease in net operating assets and liabilities of $1.4 million. By comparison, for the six months ended June 30, 2021, net cash used in operating activities was $2.7 million as a result of our net income of $1.5 million, a recovery of losses on accounts receivable of $625 in doubtful accounts receivable, other non-cash expenses totaling $593 net, and a decrease in net operating assets and liabilities of $4,101.

Net cash provided by financing activities was $1,502 for the six months ended June 30, 2022, consisting of net borrowings of $1,502 under our revolving credit facility. Net cash provided by financing activities was $3,673 for the six months ended June 30, 2021, consisting of net borrowings of $2,329 under our revolving credit facility, and proceeds from the issuance of debt of $1,344.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2021 and the six months ended June 30, 2022 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

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

On May 7, 2020, TCC received the proceeds of a loan from Fifth Third Bank in the amount of $1.7 million obtained under the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the “PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with the monthly principal and interest payments that were due beginning December 1, 2020. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities which allowed the Company to seek forgiveness of this loan. The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1.7 million.

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

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances, sales of assets, other merger and acquisition activities, and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances, sales of assets, other merger and acquisition activities, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

The employee took advantage of a complex consolidation process between multiple Enterprise Resource Planning ("ERP") systems, a lack of segregation of duties, weak internal controls, and a lack of managerial oversight.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $6,163 as of June 30, 2022.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of June 30, 2022, we had $8,037, $28,500 and $39,536 of net of discount indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: July 28, 2022	By:	/s/ Daniel DiPofi
Daniel DiPofi
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Kyle Casey
Kyle Casey
Chief Financial Officer (Principal Financial Officer)

