Form 10-Q
period 2022-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2022-10-31
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock, par value $0.001, outstanding on October 26, 2022 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financing, collaborations, strategic alliances, sales of assets, other merger and acquisition activities, or licensing arrangements; the impact of the ongoing COVID-19 pandemic; supply chain disruptions; the impact of inflation; consumer preferences; spending and debt levels; and the general economic and credit environment.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS

Current assets:
Cash	$286	$3,631
Accounts receivable, net	7,424	6,881
Inventories, net	10,553	5,814
Prepaid expenses and other current assets	262	1,045
Total current assets	18,525	17,371

Property and equipment, net	201	140
Right-of-use assets	4,392	5,480
Intangible assets, net	489	576
Other assets	1,301	1,301

Total assets	$24,908	$24,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,250	$6,047
Lease liabilities	1,135	1,039
Accrued expenses and other current liabilities	4,418	5,422
Accrued interest	31,693	26,844
Notes payable and current portion of long-term debt	100,037	97,408
Total current liabilities	142,533	136,760

Long-term liabilities:
Lease liabilities	4,333	5,197
Total long-term liabilities	4,333	5,197

Total liabilities	146,866	141,957

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(353,071)	(348,202)
Total stockholders’ deficit	(121,958)	(117,089)

Total liabilities and stockholders' deficit	$24,908	$24,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$15,522	$18,272	$43,246	$55,841
Cost of sales	12,238	12,230	31,770	37,844

Gross profit	3,284	6,042	11,476	17,997

Operating costs and expenses:
Selling expenses	909	912	2,654	2,538
General and administrative expenses	3,237	4,096	9,491	9,067

(Loss) income from operations	(862)	1,034	(669)	6,392

Other income (expense):
Interest expense, net	(2,064)	(2,208)	(5,876)	(6,619)
Other income (expense)	-	(14)	1,676	504

Total other expense	(2,064)	(2,222)	(4,200)	(6,115)

(Loss) income before income taxes	(2,926)	(1,188)	(4,869)	277

Provision for income taxes	-	-	-	-

Total net (loss) income	$(2,926)	$(1,188)	$(4,869)	$277

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	258,751,722
Net (loss) income per common share - basic	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	258,751,722
Net (loss) income per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$0.00	$(0.02)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(333,262)	$(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	383	383
Balance, March 31, 2021	393,898,884	394	231,249	(30)	134,806,051	(500)	(332,879)	(101,766)
Net income	-	-	-	-	-	-	1,082	1,082
Balance, June 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(331,797)	$(100,684)
Net loss	-	-	-	-	-	-	(1,188)	(1,188)
Balance, September 30, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(332,985)	$(101,872)

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(347,926)	(116,813)
Net loss	-	-	-	-	-	-	(2,219)	(2,219)
Balance, June 30, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(350,145)	$(119,032)
Net loss	-	-	-	-	-	-	(2,926)	(2,926)
Balance, September 30, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(353,071)	$(121,958)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,869)	$277
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	125	351
Amortization of right-to-use assets	715	656
Amortization of debt discount	-	647
Recovery of obsolete inventories	(547)	(1,001)
Recovery of losses on accounts receivable	(391)	(682)
Forgiveness of PPP loan	(1,674)	-
Other non-cash items	373	-
Changes in operating assets and liabilities:
Accounts receivable	(152)	(1,292)
Inventories	(4,192)	(3,269)
Prepaid expenses and other current assets	783	128
Other assets	-	(955)
Accounts payable	(797)	(99)
Lease liabilities	(767)	(655)
Accrued expenses and other current liabilities	3,844	5,164

Net cash used in operating activities	(7,549)	(730)

Cash flows from investing activities:
Purchase of property and equipment	(99)	(147)

Cash flows from financing activities:
Proceeds from the issuance of debt	-	1,344
Net borrowings from revolving credit facility	4,303	1,257

Net cash provided by financing activities	4,303	2,601

Net (decrease) increase in cash	(3,345)	1,724
Cash at the beginning of the period	3,631	424

Cash at the end of the period	$286	$2,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,033	$1,098

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of September 30, 2022, we had an accumulated deficit of $353,071. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $124,008 as of September 30, 2022. We also have $100,037 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management is addressing operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers. We believe that we may need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. To meet capital requirements, the Company may consider selling certain assets or seeking financing through a combination of equity offerings, debt financing, collaborations, strategic alliances, merger and acquisition activities, and licensing agreements.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	September 30, 2022	December 31, 2021
Contract Liabilities - Customer Deposits	$1,711	$2,104
Contract Liabilities - Guaranteed Returns	51	56
	$1,762	$2,160

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Product Sales	$15,375	$18,106
Fulfillment Services	147	166
	$15,522	$18,272

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Product Sales	$42,740	$55,200
Fulfillment Services	506	641
	$43,246	$55,841

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2022, total allowances amounted to $1,000, of which $153 was related to doubtful accounts receivable. As of December 31, 2021, total allowances amounted to $1,391, of which $511 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net (loss) income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,926)	$(1,188)	$(4,869)	$277

Number of shares used in per common share calculations:
Total shares for purpose of calculating net (loss) income per common share	259,092,833	259,092,833	259,092,833	258,751,722

Net (loss) income per common share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 22% and 24% of total sales for the three months ended September 30, 2022 and 2021, respectively and 23% and 28% of total sales for the nine months ended September 30, 2022 and 2021, respectively. Sales to one of those customers were approximately 9% and 13% of total sales for the three months ended September 30, 2022 and 2021, respectively, and 9% and 12% of total sales for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable from these three customers were approximately 34% and 17% of total accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

A single customer represents 1% and 2% of total accounts receivable as of September 30, 2022 and December 31, 2021, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

Revenue Recognition

           The Company recognizes revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606. For our customer contracts, (i) we identify the contract with a customer, (ii) we identify the performance obligations in the contract, (iii) we determine the transaction price, (iv) we allocate the transaction price to the performance obligation; and (v) we recognize revenue when we satisfy the performance obligation. Our revenues are recorded at a point in time when the performance is fulfilled, which is when the product is shipped to or received by the customer.

Product sales are recorded net of variable considerations, such as provisions for returns, discounts, and allowances.

We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers.

Leases

The Company accounts for leases in accordance with ASC 842. The Company reviews all contracts and determines if the arrangement is or contains a lease, at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities and long-term lease liabilities on the condensed consolidated balance sheets. The Company does not have any finance leases.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. Companies can adopt ASU 2020-04 immediately; however, the guidance will only be available through December 31, 2022. While we are continuing to evaluate the impact of this ASU on our financial position or results of operations, we do not expect its impact will be material at this time.

Note 3 – Inventories, net

Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$1,500	$2,016
Finished goods	9,294	4,586
	10,794	6,602
Reserve for obsolete inventory	(241)	(788)

Inventories, net	$10,553	$5,814

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$124	$36
Leasehold improvements	118	118
Computers and other	69	58
	311	212
Accumulated depreciation and amortization	(110)	(72)

Property and equipment, net	$201	$140

Depreciation and amortization expense totaled $14 and $55 for the three months ended September 30, 2022 and 2021, respectively, and totaled $38 and $69 for the nine months ended September 30, 2022 and 2021, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,363	6,363
	11,222	11,222
Accumulated amortization	(10,733)	(10,646)

Intangible assets, net	$489	$576

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. Amortization expense was $29 and $94 for the three months ended September 30, 2022 and 2021, respectively, and $87 and $283 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6 – Debt

Debt consisted of the following:

	September 30,	December 31,
	2022	2021
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	8,964	4,661

May 2020 Note Payable to Fifth Third Bank, N.A.	-	1,674

Total debt	100,037	97,408
Less current portion	100,037	97,408

Long-term debt	$-	$-

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes to Little Harbor are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Little Harbor has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to GH have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, GH has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Golisano LLC have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Golisano LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; however, in September 2020, the Company and Macatawa amended the Term Loan to extend the maturity date to November 30, 2022. The Term Loan accrues interest at the interest rate equivalent to the one-month LIBOR Rate plus 1.00% (the interest rate will not be less than 2.50%; the rate was 3.63% as of September 30, 2022). After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $8,964 as of September 30, 2022.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of September 30, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $8,964 as of September 30, 2022.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of September 30, 2022, and changes during the nine months then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2021	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, September 30, 2022	4,500,000	$0.01

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

Warrants Issued into Escrow

At September 30, 2022, there were 8,757,573 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was remeasured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. Currently the Company is seeking new sub tenant opportunities to fill the space.

For the three months and nine months ended September 30, 2022, the Company incurred $269 and $682, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $60 and $181 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

 As of September 30, 2022, the maturities of the Company’s lease liabilities were as follows:

2022 (excluding the nine months ended September 30, 2022)	$380
2023	1,534
2024	1,524
2025	1,566
2026	1,150
Thereafter	306
Total lease payments	6,460
Less: imputed interest	(992)
Present value of lease liabilities	$5,468

Included below is other information regarding leases for the periods noted below.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Sublease income	$(132)	$(591)
Cash paid for operating leases	$380	$1,125
Weighted average remaining lease term (years) - operating leases	4.2	4.2
Weighted average discount rate – operating leases	8.25%	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2021 or September 30, 2022. As of September 30, 2022, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2022, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2022, we had an accumulated deficit of $353.1 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $124.0 million at September 30, 2022. We also have $100.0 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2022 and 2021

The following table summarizes our financial results for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Net sales	$15,522	$18,272	$(2,750)	(15)%	$43,246	$55,841	$(12,595)	(23)%
Cost of sales	12,238	12,230	8	0%	31,770	37,844	(6,074)	(16)%
Gross profit	3,284	6,042	(2,758)	(46)%	11,476	17,997	(6,521)	(36)%
Operating costs and expenses:
Selling expenses	909	912	(3)	0%	2,654	2,538	116	5%
General and administrative expenses	3,237	4,096	(859)	(21)%	9,491	9,067	424	5%
(Loss) income from operations	(862)	1,034	(1,896)	(183)%	(669)	6,392	(7,061)	(110)%

Other income (expense):
Interest expense, net	(2,064)	(2,208)	(144)	(7)%	(5,876)	(6,619)	(743)	(11)%
Other income (expense)	-	(14)	(14)	(100)%	1,676	504	1,172	233%
Total other expense	(2,064)	(2,222)	(158)	(7)%	(4,200)	(6,115)	(1,915)	(31)%

(Loss) income before income taxes	(2,926)	(1,188)	(1,738)	(146)%	(4,869)	277	(5,146)	(1,858)%

Provision for income taxes	-	-			-	-

Total net (loss) income	$(2,926)	$(1,188)	$(1,738)	(146)%	$(4,869)	$277	$(5,146)	(1,858)%

Net Sales

The decrease in our net sales of 15% and 23% for the three and nine month periods ended September 30, 2022, respectively, compared to the same period in 2021 is due to production backlogs at manufacturers, resulting in extended lead-time for production and fulfillment of sales, along with softening demand for branded products at retail locations. In contrast, prior year figures recognized higher sales due to resolution of production issues from 2020.

Gross Profit

Our overall gross profit decrease of 46% and 36% for the three and nine month periods ended September 30, 2022, respectively, compared to the same period in 2021 was primarily due to reduced demand from some of our major customers. In addition, some input costs have increased including transportation that are resulting in higher costs of goods sold relative to the prior year.  In contrast, prior year  figures recognized higher sales due to resolution of production issues from 2020.

Selling Expenses

Our selling expenses were relatively unchanged with a $3 decrease for the three months ended September 30, 2022 compared to the same period in 2021. Our selling expenses increased 5% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the Company's attendance at trade shows, revitalization of our Alvita Tea brand, updates to packaging and messaging for several product lines, and increased advertising costs across multiple marketing segments.

General and Administrative Expenses

Our general and administrative expenses decreased by 21% for the three months ended September 30, 2022 compared to the same period in 2021, due to the impact in 2021 of one time losses that resulted in a significant overall increase in operating expenses and, therefore, overall general and administrative expenses. Our general and administrative expenses increased by 5% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the lease impairment loss recorded during the third quarter of 2022.

  Interest Expense, Net

Our interest expense, net decreased by 7% and 11% for the three and nine month periods ended September 30, 2022 compared to the same period in 2021, primarily due to the fully amortization of our debt discount in 2021, as well as forgiveness of both of our PPP Loan and Second PPP Loan and the associated interest charges.

Other Income (expense)

Other income (expense) decreased slightly by $14 for the three months ended September 30, 2022 compared to the same period in 2021. The increase in other income (expense) of $1,172 for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily due to the forgiveness of the PPP Loan.

 Liquidity and Capital Resources

At September 30, 2022, we had an accumulated deficit of $353.1 million primarily because of our history of operating losses and loss on stock purchase guarantee. We have a working capital deficiency of $124.0 million at September 30, 2022. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of September 30, 2022, we had cash of $0.3 million. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. We used net cash in operating activities of $7.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we incurred net borrowings from our revolving credit facility of $4.3 million.

Our total liabilities increased by $4.9 million to $146.9 million at September 30, 2022 from $142.0 million at December 31, 2021 primarily due to the increase of $4.8 million in accrued interest and $2.6 million in notes payable and current portion of long-term debt; partially offset by the decrease of $0.8 million in accounts payable and $1.0 million in accrued expenses and other current liabilities.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $7.5 million for the nine months ended September 30, 2022 as a result of our net loss of $4.9 million, forgiveness of PPP Loan of $1.7 million, a decrease in net operating assets and liabilities of $1.3 million and other non-cash items expenses totaling $0.3 million net. By comparison, for the nine months ended September 30, 2021, net cash used in operating activities was $0.7 million as a result of our net income of $0.3 million, a recovery of losses on accounts receivable of $0.7 million in doubtful accounts receivable, other non-cash expenses totaling $0.7 million net, and a decrease in net operating assets and liabilities of $1.0 million.

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2022, consisting of net borrowings of $4.3 million under our revolving credit facility. Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2021, consisting of net borrowings of $1.3 million under our revolving credit facility, and proceeds from the issuance of debt of $1.3 million.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2021 and the nine months ended September 30, 2022 to support operations. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditure requirements.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending parties, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our principal executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $8,964 as of September 30, 2022.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of September 30, 2022, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CA	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Label.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: October 31, 2022	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

