Form 10-K
period 2022-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2023-03-31
CIK 1590695

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2022 was $6,111,682 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on March 24, 2023 was 259,092,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need to continue as a going concern;

•	the departures of executive offices and directors and our ability to recruit and retain new executive officers and directors;

•	volatile conditions in the capital, credit and commodities markets and in the overall economy;

•	public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results;

•	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

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

We develop, market and distribute our branded products, particularly the Twinlab®, Reserveage™, ResVitale®, Alvita® and Metabolife® brands. We market our branded products through a combination of our own sales force and independent brokers. We continue to seek out partners that have strong customer relationships, reach into our target channels and have acted to realign our independent broker network to gain market share. We believe the key to the strength of our brands and market position is innovation, as we seek to be a market leader in the development of new and innovative products. We believe that we benefit more from greater customer and product diversification than many of our competitors due to our research and development, and sales and marketing capabilities.

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

Industry

We believe that the wellness and beauty market reached its present size due to a number of factors, including (i) interest in immune health due to the pandemic as well as living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements, and (iii) the growth of the wellness conscious millennial population, combined with the aging of the "Baby Boom" and "Gen X" generations making a mindful choice to purchase more nutritional supplements and natural foods.

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

Marketing and Promotion

TCC markets to consumers shopping through numerous sales channels and online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Specialty	Retailers who specialize in supplements (i.e., The Vitamin Shoppe, Vitamin World and GNC)

Health and Natural Foods	Health and Natural Food retailers such as Whole Foods and Sprouts to small health food stores and their associated online platforms

Food, Drug and Mass Market	Retailers ranging from national and regional grocery to ‘big box’ stores (such as Target) and their associated online platforms

Direct to Consumer	Company owned and operated websites

eTailers	Online e-tailers ranging from Amazon to Vitacost, whose primary store is digital

International	Distributors found in the countries in which we currently do business

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

ResVitale®

The ResVitale® brand of dietary supplements is marketed and sold to GNC and online. Marketing strategies for the ResVitale® brand include two main initiatives: 1) to introduce new users to our core categories – anti-aging and beauty from within – through awareness campaigns and product trial and 2) to increase in-store education in strategic markets.

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

Our quality assurance and safety programs seek to ensure the safety and superior quality of our products and that they are manufactured in accordance with cGMPs. We have always had a focus on safety, quality, efficacy and compliance with law. We always conduct a comprehensive cGMP audit to qualify a contract manufacturer before conducting business with them.

Significant Customers

Sales to our top three customers aggregated to approximately 21% and 26% of total consolidated sales in 2022 and 2021, respectively. Sales to one of those customers were approximately 8% and 11% of total sales in 2022 and 2021, respectively. Accounts receivable from these customers were approximately 28% and 22% of total accounts receivable as of December 31, 2022 and 2021, respectively.

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

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality assurance personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers are good. Our top two suppliers accounted for36% of our purchases for the year ended December 31, 2022. Whenever possible, we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by a number of United States federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture (“USDA”), Department of Labor Occupational Safety and Health Agency (“OSHA”), Department of Homeland Security Customs and Boarder Protection (“CBP”), Department of Transportation (“DOT”), and the Environmental Protection Agency (“EPA”), by various governmental agencies for the states and localities in which our products are sold, and by governmental agencies in countries outside the United States in which our products are sold.

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

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug, and Cosmetic Act (“FDCA”). Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" premarket notification to the FDA. New dietary ingredients, with some exceptions not marketed in the United States before October 15, 1994, are required to be submitted to the FDA at least seventy-five days before marketing. In addition, dietary ingredients and applicable excipients on the FDA’s GRAS list (Generally Regarded As Safe) may be included in dietary supplement formulations. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of structure function claims on product labels and in labeling, so long as those statements do not constitute disease claims and are truthful and sufficiently substantiated. Some of our products are also regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 (“NLEA”).

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

The Food Allergen Labeling and Consumer Protection Act of 2004 ("FALCPA") addresses, among other issues, the labeling of foods (including dietary supplements) that contain certain food allergens. Under FALCPA, a "major food allergen" is an ingredient that contains protein derived from one of the following: milk, egg, fish, Crustacean shellfish, tree nuts, wheat, peanuts or soybeans.

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

We protect our legal rights concerning our intellectual property by taking appropriate legal action. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

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

Employees

As of March 24, 2023, we had approximately 46 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business or to the extent that they impact the global macroeconomic systems. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. For example, the continuing conflict arising from the Russian invasion into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us, financial condition, results of operations, cash flows and performance.

Adverse economic conditions related to the COVID-19 pandemic may harm our business.

Inflation and other changes in economic conditions related to the ongoing COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

The extent to which the COVID-19 pandemic or another pandemic in the future may impact our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Any future closures by our customers of their stores could reduce our cash flows.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in the size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences, the impact of wide spread health concerns or pandemics and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

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

Business Strategy and Operational Risks

If we are unable to retain key personnel and members of our Board of Directors, our ability to manage our business effectively could be negatively impacted.

Key management employees of the company and its subsidiaries include Kyle Casey as the Interim Chief Executive Officer and Chief Financial Officer. This key management employee is primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain him and to continue to attract additional qualified individuals to our management team. We have recently experienced several resignations from management and the Board of Directors, including Craig Fabel who served as the Chief Executive Officer, Daniel DiPofi who previously served as Chief Executive Officer, and B. Thomas Golisano and Seth Ellis who were members of the Board of Directors. The loss or limitation of the services of any of our key management employees or members of our Board of Directors or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

As a part of our business strategy, we have completed and may pursue acquisitions in the future that could disrupt our operations and harm our operating results.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2022, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

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

Additional financing might not be available on terms favorable to us, or at all. The economic impact of worlds events and inflation could make it more difficult or challenging to obtain additional financing or adversely affect the favorability of the terms of any available financing. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop, or enhance our business or otherwise respond to competitive pressures would be significantly limited.

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

We had recurring net operating losses in fiscal year 2022.  We had negative working capital at the end of fiscal year 2022 and 2021. As of December 31, 2022, and 2021, our accumulated deficit was $356.4 million and $348.2 million, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Our independent registered public accounting firm has issued its report dated March 31, 2023, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

As a distributor of products for human consumption, we experience from time to time product liability claims and litigation to prosecute such claims. Additionally, the sale and distribution of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face from product liability claims. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us. Moreover, liability claims arising from a serious adverse event may in addition to increasing our costs through higher insurance premiums and deductibles, may make it more difficult to secure adequate insurance coverage in the future. In addition, consumer fraud claims, including consumer class action claims regarding product labeling and advertising, are increasingly common as to food and dietary supplement products. Because insurance is generally hard to obtain for such claims, these claims could have a material adverse effect on us. A product liability claim, regardless of its merit or ultimate outcome, could result in:

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

Our common stock is quoted on the OTC Markets PK ("OTCPK"). There has been very limited trading volume of our common stock. Because of this, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. The price per share of our common stock is subject to volatility and may be subject to rapid price swings in the future.

Because the trading price of our common stock is below $5.00 per share it is deemed a low-priced "Penny" stock and an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Since the trading price of the common stock is below $5.00 per share, trading in the common stock will be subject to the penny stock rules of the Exchange Act. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

On May 14, 2021, the Company announced that an internal investigation had discovered that a recently terminated employee in the Company’s accounting department had been embezzling Company funds. The investigation indicated losses of approximately $500,000 occurring between 2016 and 2021. As a result of the findings of the investigation, the terminated employee returned the majority of the embezzled funds to the Company. The employee had taken advantage of a complex consolidation process between multiple enterprise resource planning ("ERP") systems, a lack of segregation of duties, weak internal controls, and a lack of managerial oversight. In the first quarter of 2021, the Company transitioned into a single ERP system which allows for establishment of increased segregation of duties and improvements of internal controls within the ERP system itself. Additionally, remediation of internal control weaknesses includes additional focus on managerial oversight and staffing changes within the accounting department.

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

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management and our audit committee will continue to monitor the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We occupy approximately 1,500 rentable square feet on the 2nd floor of an office building in Boca Raton, Florida under a lease that expires October 2023. We lease approximately 13,000 rentable square feet on the 3rd floor of office space within the same building of our current office in Boca Raton, Florida under a lease agreement that expires February 2026. On October 1, 2021, we entered into a sublease agreement for the 3rd floor space. We occupy certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that expires May 2026. We also occupy additional space at NutraScience's facilities in Hauppauge, New York under a lease agreement that expires July 2026. We had possession of approximately 30,600 rentable square feet of office space, evenly split between the 5th and 6th floor of an office building in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2019, we entered into a sublease for the 6th floor space that expires April 2027, and on December 1, 2016, we entered into a sublease for the 5th floor space which expired on June 30, 2022. Currently the Company is seeking new sub tenant opportunities to fill the space. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Market Information

Our common stock is traded in the OTCPK, under the symbol "TLCC". We have been eligible to participate in the OTCPK since June 25, 2014 and from that time until the date of this Report our common stock has had only minimal trading. Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 24, 2023, there were approximately 375 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2022, we had an accumulated deficit of $356.4 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $127.0 million at December 31, 2022. We also have $97.4 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Shipping and handling costs are not recorded in sales, they are recorded in cost of sales.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021:

	For the Years Ended December 31,		Increase	%
	2022	2021	(Decrease)	Change
Net sales	$52,584	$72,089	$(19,505)	(27)%
Cost of sales	38,240	55,511	(17,271)	(31)%

Gross profit	14,344	16,578	(2,234)	(13)%

Operating costs and expenses:
Selling expenses	3,166	3,416	(250)	(7)%
General and administrative expenses	12,809	9,736	3,073	32%
Impairment of goodwill and intangible assets	340	11,118	(10,778)	(97)%

Loss from operations	(1,971)	(7,692)	5,721	74%

Other income (expense):
Interest expense, net	(7,902)	(8,611)	709	8%
Other income	1,676	1,376	300	22%

Total other expense	(6,226)	(7,235)	1,009	14%

Loss before income taxes	(8,197)	(14,927)	6,730	45%

Provision for income taxes	(25)	(13)	(12)	92%

Total net loss	$(8,222)	$(14,940)	6,718	45%

Weighted average number of common shares outstanding - basic	259,092,833	258,837,701
Net loss per common share - basic	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - diluted	259,092,833	258,837,701
Net loss per common share - diluted (See Note 2)	$(0.03)	$(0.06)

Net Sales

The decrease in our net sales by 27% for the year ended December 31, 2022 compared to 2021, is primarily due to production backlogs at manufacturers, resulting in extended lead-time for production and fulfillment of sales, along with reduced demand from some of our major customers and for branded products at retail locations.

Gross Profit

Our overall gross profit decrease of 13% for the year ended December 31, 2022 compared to 2021, is primarily due to reduced demand from some of our major customers.

Selling Expenses

Our selling expenses decreased by 7% for the year ended December 31, 2022 compared to 2021, primarily due to the decrease of certain advertising costs such as digital marketing and marketing consultants.

General and Administrative Expenses

Our general and administrative expenses increased by 32% for the year ended December 31, 2022 compared to 2021, due to to the impact in 2021 of one time gains that resulted in a significant overall reduction in operating expenses and, therefore, overall general and administrative expenses.

Impairment of Goodwill and Intangible Assets

During the fourth quarter of fiscal 2022, we completed our annual impairment test of goodwill and intangible assets and recognized an aggregate impairment loss of intangible assets related to NSL customer relationships of $0.3 million as of December 31, 2022.During the fourth quarter of fiscal 2021, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $11.1 million as of December 31, 2021. We determined and recognized impairment charges of $8.8 million for goodwill related to NSL and an aggregate impairment loss of intangible assets of $2.3 million.

Interest Expense, Net

Our interest expense decreased by $0.7 million or 8% for the year ended December 31, 2022 compared to 2021. The decrease is primarily due to the full amortization of our debt discount in 2021.

Other Income

Other income is related to the forgiveness of both of our PPP Loan and Second PPP Loan. The increase of 22% in other income for the year ended December 31, 2022 compared to 2021, was due to the size of the loans allowed during each round of the program.

Liquidity and Capital Resources

At December 31, 2022, we had an accumulated deficit of $356.4 million primarily because of our history of operating losses. We had a working capital deficiency of $127.0 million at December 31, 2022. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt. As of December 31, 2022, we had cash of $0.9 million. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. Net cash used in operating activities for the year ended December 31, 2022 was $4.3 million. During the year ended December 31, 2022, we incurred net borrowings from our revolving credit facility of $1.6 million.

Our total liabilities increased by $4.2 million to $146.2 million at December 31, 2022 from $142.0 million at December 31, 2021. This increase in our total liabilities was primarily due to the increase of $6.5 million in accrued interest and $0.6 in accounts payable, partially offset by a decrease of $1.7 million in accrued expenses and other current liabilities.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $4.3 million for the year ended December 31, 2022 as a result of our net loss of $8.2 million, forgiveness of PPP loan of $1.7 million, a non-cash impairment of intangible assets of $0.3 million, other non-cash expenses totaling $1.1 million net, and an increase in net operating assets and liabilities of $4.2 million. By comparison, for the year ended December 31, 2021, net cash provided by operating activities was $2.7 million as a result of our net loss of $14.9 million, forgiveness of PPP loan of $1.3 million, a non-cash impairment of goodwill and intangible assets of $11.1 million, other non-cash expenses totaling $0.5 million net, and an increase in net operating assets and liabilities of $7.3 million.

Net cash provided by financing activities was $1.6 million for the year ended December 31, 2022, consisting of net borrowings of $1.6 million under our revolving credit facility. Net cash provided by financing activities was $0.7 million for the year ended December 31, 2021, consisting of proceeds from the issuance of debt of $1.3 million, and repayment of debt of $0.6 million.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2022 to support operations. We may need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

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

On May 7, 2020, TCC, the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1.7 million obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with the monthly principal and interest payments due beginning December 1, 2020. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities which allowed the Company to seek forgiveness of this loan. The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1.7 million.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. We adopted this ASU prospectively on December 14, 2022, on one of our Term Loan Notes and Agreements which was amended on this date to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Material Contractual Obligations

As of December 31, 2022, we have total debt of $97.4 million, of which $91.1 million is considered to be related-party debt. For discussion of our debt financing, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida. The agreement expires in April 2027 and has a monthly base rent of $59 thousand for year 1 to $76 thousand for year 12.

On November 30, 2016, we entered into a sublease agreement to sublease half of the 31,000 square feet of office space in St. Petersburg, Florida. The sublease term commenced on February 1, 2017 and expired on June 30, 2022. Currently the Company is seeking new sub tenant opportunities to fill the space.

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

On August 26, 2021, we entered into an operating lease agreement for an additional 1,500 square feet approximately of office space in Boca Raton, Florida. The agreement expires in October 2023 and has a monthly base rent of $5 thousand. The commencement date was September 2021, the date on which we moved our main executive offices from 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431 to 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.

On September 12, 2021, we entered into sublease agreement to sublease the approximately 13,000 square feet of office space in Boca Raton, Florida. The sublease term commenced on October 1, 2021 and expires on February 28, 2026.

Manufacturing and Distribution Licensing Agreement

On April 24, 2019, the Company entered into a manufacturing and distribution licensing agreement with Amherst Industries, Inc. (“Amherst”) to manufacture and distribute the Alvita Tea brand of products worldwide. On October 20, 2021, the Company ended the licensing agreement with Amherst and began production and distribution of Alvita in 2022.

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

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2021 related to the following:

•	Selection and testing of our third-party logistics and fulfillment provider

•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

We have addressed the material weakness related to our third-party logistics and fulfillment provider. However, we are still addressing the material weakness related to staffing and the ability to close the books timely and accurately.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2022, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

The Company has a lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents. The Company’s ability to address this material weakness is limited due to the lack of financing.

Although the Company is working to remediate this material weaknesses, it currently has not been resolved. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic or annual reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

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

Remediation in Internal Control over Financial Reporting

To address the material weakness related to appropriate staffing, the Company made efforts to hire, train and retain the appropriate staffing in the accounting, finance and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staffing should proactively identify and account for transactions of a complex or non-routine nature, identify and reduce inefficiencies, and better identify weaknesses in internal controls. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance, including enhanced documentation of process and general controls. However, the Company has not yet been able to complete all of the training and additional staffing may still be required.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have determined that our internal controls over financial reporting during the year ended December 31, 2022 continues to be ineffective.

Item 9B.	Other Information.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15.0 million. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022. The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from the LIBOR to the SOFR. The Term Loan accrues interest at SOFR Rate plus 1.05% per annum, with a floor of 2.50%. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
David L. Van Andel	62	2015	Chairman of the Board/Director
Anthony Zolezzi	69	2018	Director
Daniel DiPofi	61	2021	Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

DAVID L. VAN ANDEL	Age 62

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

ANTHONY ZOLEZZI	Age 69

Mr. Zolezzi was appointed to the Board on May 8, 2018. He served as the Company's Chief Executive Officer and President from July 2018 to August 2019. Prior to joining the Company as Chief Executive Officer and President, Mr. Zolezzi spent 5 years serving as an Operating Partner at Pegasus Capital Advisors, a private alternative asset management firm, where he is also Co-Chair of its Wellness Committee. In the past, Mr. Zolezzi has been the Chief Executive Officer of several successful, health and wellness companies including Wild Oats Marketplace, Code Blue Innovations, Natural Pet Nutrition, The New Organics Company and Pacific Basin Foods. Mr. Zolezzi has also served as an advisor for New Chapter Whole Foods Supplements, Wild Oats Private Label Supplements, Waste Management, Nestle and Whole Foods on several health, wellness and sustainability programs and projects. Mr. Zolezzi has his Bachelor of Science degree in Biology from Loyola Marymount University, Los Angeles, California. The Board believes this health and wellness experience qualifies him to serve as a director.

DANIEL DIPOFI	Age 61

Mr. DiPofi was appointed to the Board on January 1, 2021. He served as the Company's Chief Executive Officer from January 2020 to August 2022. Mr. DiPofi has served as a private equity manager for Fishers Asset Management since July 1, 2019. He previously served as executive vice president of the Buffalo Sabres of the National Hockey League from 1994 to 1998, when he left to become chief financial officer of Hoffend & Sons Inc., a custom engineering and design firm. In 2003, Mr. DiPofi returned to the Buffalo Sabres and served as chief operating officer until 2012. Mr. DiPofi was retired from 2012 until 2020. He has over 20 years’ experience serving in senior executive positions within the sports and entertainment industry. Mr. DiPofi holds a degree in accounting from Niagara University. The Board believes this experience in accounting and finance qualifies him to serve as a director.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

(b)     Identification of Executive Officers

The following table identifies our current executive officer:

Name	Age	Position
Kyle Casey	39	Interim Chief Executive Officer and Chief Financial Officer

Kyle Casey – Mr. Casey joined the Company in April 2019 and served as the Company’s Controller prior to his appointment as interim Chief Financial Officer of the Company, effective October 8, 2019. He was then appointed Chief Financial Officer as of January 13, 2020. Mr. Casey was appointed Interim Chief  Executive Officer and Chief Financial Officer as of January 26, 2023. Before joining the Company, Mr. Casey was with Gulfstream Park Racetrack and Casino from December 2015 through November 2018, most recently serving as the Vice President of Finance. Prior to his employment with Gulfstream Park Racetrack and Casino, Mr. Casey served as Chief Auditing Officer for the Florida Department of Business and Professional Regulation from March 2014 through December 2015. Mr. Casey holds a Bachelor of Science in Accounting and Finance, as well as a Master of Science in Taxation, from Florida State University. Mr. Casey is a licensed Certified Public Accountant.

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

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2022 ("Fiscal 2022") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)     Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The member of the standing Audit Committee is Anthony Zolezzi, an independent director as determined by the Nasdaq Rules. The responsibilities and duties of the Audit Committee consist of, but are not limited to:

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

Our Board has determined that Anthony Zolezzi qualifies as an “Audit Committee financial expert” within the meaning of applicable regulations of the Securities and Exchange Commission, promulgated pursuant to the Sarbanes-Oxley Act of 2002. Our board of directors has adopted a written charter for the Audit Committee which the Audit Committee reviews and reassesses for adequacy on an annual basis. A copy of the Audit Committee’s charter is located on our website at www.tchhome.com.

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2022.

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

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2022 Summary Compensation Table" below. In 2022, our "named executive officer" consisted of the following:

               Craig Fabel, former Chief Executive Officer

      Daniel DiPofi, former Chief Executive Officer

Kyle Casey, Interim Chief Executive Officer and Chief Financial Officer

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Craig Fabel (1)
Former Chief Executive Officer	2022	360,000	—	—	360,000

Daniel DiPofi (2)	2022	200,000	—	—	200,000
Former Chief Executive Officer	2021	200,000	200,000	—	400,000

Kyle Casey (3)	2022	302,311	—	—	302,311
Interim Chief Executive Officer and Chief Financial Officer	2021	240,000	40,000	—	280,000

1 Mr. Fabel was appointed as Chief Executive Officer of the Company effective December 2, 2022. Subsequent to fiscal 2022, Mr. Fabel resigned from his position as Chief Executive Officer of the Company effective January 26, 2023.

2 Mr. DiPofi was appointed as Chief Executive Officer of the Company effective January 13, 2020 and resigned from his position as Chief Executive Officer of the Company effective August 1, 2022.

3 Mr. Casey was appointed Chief Financial Officer of the Company effective January 13, 2020. Mr. Casey was appointed as Interim Chief Executive Officer and Chief Financial Officer of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. On December 2, 2022 Mr. Casey remained as Chief Financial Officer of the Company and his annual base salary was adjusted back to $262,000. Subsequent to fiscal 2022, Mr. Casey was appointed as Interim Chief Executive Officer and Chief Financial Officer of the Company effective January 26, 2023.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Craig Fabel

Employment Term and Position

On December 2, 2022, the Company and Mr. Fabel entered into an at-will employment agreement to serve as the Chief Executive Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Fabel's base annual salary was $360,000 in 2022. There was no discretionary bonus in 2022. In addition, Mr. Fabel was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Restrictive Covenants

Pursuant to the employment agreement, Mr. Fabel was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Employment Agreement with Daniel DiPofi

Employment Term and Position

On January 13, 2020, the Company and Mr. DiPofi entered into an at-will employment agreement to serve as the Chief Executive Officer of the Company. There was no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. DiPofi's base annual salary was $200,000 in 2022 and in 2021. There was no discretionary bonus in 2022. In addition, Mr. DiPofi was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Restrictive Covenants

Pursuant to the employment agreement, Mr. DiPofi was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Employment Agreement with Kyle Casey

Employment Term and Position

On January 13, 2020, the Company and Mr. Casey entered into an at-will employment agreement to serves as the Chief Financial Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Casey's base annual salary went up from $240,000 in 2021 to $262,000 in 2022. Mr. Casey was appointed as Interim Chief Executive Officer and Chief Financial Officer of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. On December 2, 2022 Mr. Casey remained as Chief Financial Officer of the Company and his annual base salary was adjusted back to $262,000. There was no discretionary bonus in 2022. In addition, Mr. Casey was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

Restrictive Covenants

Pursuant to the employment agreement, Mr. Casey was subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each RSU relates to one share of the Company’s common stock. The RSU awards vested 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the RSUs and amortized the total estimated grant date value over the vesting periods. As of December 31, 2022, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching contributions but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2022.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2022. We do not currently have an established compensation package for Board members.

Compensation Committee

Due to the recent resignations of B. Thomas Golisano and Seth Ellis, there are currently no members of the Board of Directors that serve on the Compensation Committee.In the meantime, any compensation decisions relating to our executive officers or directors will be handled by the independent members of the Board of Directors. The Compensation Committee is responsible for, among other matters:

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of March 24, 2023 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 259,092,833 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 24, 2023, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
	Shares of Common	Percentage of
Name and Address of beneficial owner[1]	Stock	Class
5% Stockholders
Little Harbor LLC[2]	33,168,948	12.80%
Great Harbor Capital, LLC[3]	52,832,266	18.65%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814	13.43%
Golisano Holdings LLC[5]	90,255,084	34.84%
Named Executive Officers and Directors
Daniel DiPofi	-	-
Kyle Casey	-	-
Anthony Zolezzi[6]	-	-
David L. Van Andel[7]	120,793,028	44.88%
Craig Fabel		-
All executive officers and directors as a group (5 persons)	120,793,028	44.88%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.
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

3

By Schedule 13D/A, filed with the SEC on January 24, 2019, Great Harbor Capital, LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 52,832,266 shares. Great Harbor Capital, LLC is a Delaware limited liability company of which David L. Van Andel is the sole manager and a holder as sole trustee of the David L. Van Andel Trust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days after March 24, 2023. This number does not include warrants issued into escrow in favor of Great Harbor Capital, LLC on January 28, 2016, March 21, 2016, December 30, 2016, August 30, 2017 and February 6, 2018 and exercisable for up to 1,136,363, 3,181,816, 1,136,363, 1,363,636 and 1,818,182 shares of the Company's common stock, respectively, but which only become exercisable if removed from escrow upon the failure of the Company to make payment in full of the promissory note in connection with which each warrant was issued at maturity, as the same may be accelerated in accordance with the terms of each respective note. The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

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

37

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
7

By Schedule 13D/A, filed with the SEC on January 24, 2019, David L. Van Andel reported that as of July 27, 2018, he has sole voting power and sole dispositive power over 120,793,028 shares. This includes 34,791,814 shares owned by the Van Andel Trust, of which Mr. Van Andel is the sole trustee and the principal beneficiary, 33,168,948 shares owned by Little Harbor of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 80.5% of the membership interests, 48,332,266 shares owned by Great Harbor Capital, LLC, a Delaware limited liability company, of which he is the sole manager and a holder as sole trustee of the Van Andel Trust of 100% of the membership interests and 4,500,000 shares that are issuable to Great Harbor Capital, LLC upon the exercise of warrants that have vested or will vest within 60 days after March 24, 2023. Mr. Van Andel disclaims beneficial ownership of any shares held by the limited liability companies named above except to the extent of his pecuniary interest therein. This number does not include shared voting power held by Great Harbor Capital, LLC, and beneficially by Mr. Van Andel as the controlling member of Great Harbor Capital, LLC, over 212,559,664 shares of the Company's common stock with respect solely to the right to have certain shareholders vote in favor of electing two nominees of Great Harbor Capital, LLC to the Company's Board of Directors pursuant to a voting agreement. The business address of Mr. Van Andel is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2022.

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

See Notes 6 and 7 and 11 in the Notes to Consolidated Financial Statements included in this report for details of related-party transactions.

Director Independence

The Board has determined that the following directors are independent pursuant to the rules of the Nasdaq Stock Market ("NASDAQ"): Messrs. Van Andel and Zolezzi. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the NASDAQ rules. In evaluating and determining the independence of the directors, the Board considered the relationships disclosed above under "Certain Relationships and Related Person Transactions" and determined that those relationships do not impair the directors' independence from us and our management under the NASDAQ rules. The sole member of the Audit Committee is Anthony Zolezzi, who is an independent director as determined by the NASDAQ rules. The members of our Compensation Committee are currently vacant. The member of our Nominating and Corporate Governance Committee is David L. Van Andel, Chairman, who is an independent director as determined by the NASDAQ rules.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of Tanner LLC ("Tanner"), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	December 31,	December 31,
Fee Category	2022	2021
Audit fees	$185,901	$177,207
Audit-Related fees	17,000	15,000
Tax fees	47,500	44,200
Total fees	$250,401	$238,709

AUDIT FEES

Tanner billed the Company $185,901 and $177,207, respectively, in the aggregate for services rendered for the audits of the Company's 2022 and 2021 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2022 and 2021 fiscal years.

AUDIT-RELATED FEES

The Company was billed $17,000 and $15,000, respectively, in the aggregate for audit-related services as defined by the SEC for the 401(k) audit of the Company’s 2022 and 2021 fiscal years.

TAX FEES

The Company was billed $47,500 and $44,200, respectively, in the aggregate for tax fees for the preparation of federal and state income tax returns of the Company’s 2022 and 2021 fiscal years.

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

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2022 and 2021 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2022 and 2021 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT

(a)(1)	The following consolidated financial statements are filed as a part of this 2022 10-K Report:
	(i)	Report of Independent Registered Public Accounting Firm (Firm ID: 270)	53
	(ii)	Consolidated Balance Sheets	54
	(iii)	Consolidated Statements of Operations	55
	(iv)	Consolidated Statements of Stockholders’ Deficit	56
	(v)	Consolidated Statements of Cash Flows	57
	(vi)	Notes to Consolidated Financial Statements	58

(a)(2)

Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	Exhibits. The following exhibits are filed as part of the report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013).
3.1.1	Amendment to Articles of Incorporation (incorporated by reference from the Company's Current Report on Form 8-K filed on August 8, 2014).
3.1.2	Certificate of Change, dated August 28, 2014 (incorporated by reference from the Company's Current Report on Form 8-K filed on August 29, 2014).
3.2	Bylaws (incorporated by reference from the Company's Registration Statement on Form S-1 (Reg. No. 333-193101) filed on December 27, 2013).
4.2	Description of Registrant's Securities (incorporated by reference from the Company's Annual Report on Form 10-K filed on March 29, 2022).
10.1	Twinlab Consolidation Corporation 2013 Stock Incentive Plan (incorporated by reference from the Company's Current Report on Form 8-K filed on September 22, 2014).*
10.2

Debt Repayment Agreement dated as of July 31, 2014 between Little Harbor LLC and Twinlab Holdings, Inc. (f/k/a Idea Sphere Inc.) (incorporated by reference from the Company's Current Report on Form 8-K filed on September 22, 2014).

10.3

Note and Warrant Purchase Agreement, dated as of November 13, 2014, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation and Penta Mezzanine SBIC Fund I, L.P (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.4

Initial Note, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.5

Warrant, dated November 13, 2014, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.6

Security Agreement, dated as of November 13, 2014, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., and Twinlab Corporation in favor of Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.7

Form of Deferred Draw Note made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc. and Twinlab Corporation payable to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

10.8	Form of Warrant issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 18, 2014).

40

10.9

Credit and Security Agreement, dated as of January 22, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., Twinlab Corporation, ISI Brands Inc., TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Financial Trust.(incorporated by reference from the Company's Current Report on Form 8-K filed on January 28, 2015).

10.10

Revolving Loan Note, dated January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. to the order of MidCap Financial Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on January 28,2015).

10.11

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Financial Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.12

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and MidCap Financial Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.13

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and MidCap Financial Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.14

Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.15

Registration Rights Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.16

Note and Warrant Purchase Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.17

Note, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. payable to JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.18

Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.19

Security Agreement, dated as of January 22, 2015, made by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. in favor of JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.20

Trust Deed, dated January 22, 2015, among Twinlab Corporation, as Trustor, Ryan B. Hancey, as Trustee, and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.21

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.22

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.23

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.24

Letter, dated January 16, 2015, from Fifth Third Bank to Twinlab Corporation, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, ISI Brands Inc., Twinlab Holdings, Inc., David L. Van Andel, William W. Nicholson and MidCap Financial Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.25

First Amendment to Note and Warrant Purchase Agreement, Consent and Joinder, dated as of January 22, 2015 by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.26

Amended and Restated Note, dated as of January 22, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. in favor of Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.27

Warrant, dated January 22, 2015, issued by Twinlab Consolidated Holdings, Inc. to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.28

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.29

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Consolidation Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.30

Pledge Agreement, dated as of January 22, 2015, by and between Twinlab Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

41

10.31

Amendment No. 1 to Credit and Security Agreement and Limited Consent, dated as of February 4, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc. and TCC CM Subco II, Inc. and MidCap Funding X Trust incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2015).

10.32

First Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.33

Warrant, dated February 4, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.34

Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of February 4, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, TCC CM Subco I, Inc., TCC CM Subco II, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.35

Unsecured Promissory Note, dated February 6, 2015, in the amount of $2,500,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.36

Unsecured Promissory Note, dated February 6, 2015, in the amount of $1,478,000 made by TCC CM Subco I, Inc. payable to Nutricap Labs, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 9, 2015).

10.37

Office Lease Agreement, dated April 7, 2015, by and between First Central Tower, Limited Partnership and Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation, as Joint Tenants (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and filed on May 14, 2015).

10.38

Reimbursement Agreement, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation and JL Properties, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.39	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).
10.40	Warrant, dated April 30, 2015, issued by Twinlab Consolidated Holdings, Inc. to JL Properties, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).
10.41

Amendment No. 3 to Credit and Security Agreement and Limited Consent, dated as of April 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc. and NutraScience Labs IP Corporation and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.42

Third Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.43

Second Amendment to Note and Warrant Purchase Agreement and Consent, dated as of April 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.44

Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015).

10.45

Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015).

10.46

Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, under Trust Agreement dated November 30, 1993 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015).

10.47

Stock Purchase Agreement, dated as of June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015).

10.48	Warrant, dated June 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2015).
10.49

Amendment No. 4 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).

42

10.50	Amendment No. 5 to Credit and Security Agreement and Limited Waiver, dated as of June 30, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.51	Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).
10.52	Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).
10.53	Fourth Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).
10.54

Stock Purchase Agreement, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.55

Warrant, dated June 30, 2015, by and between Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.56

Third Amendment to Note and Warrant Purchase Agreement, Limited Consent and Limited Waiver, dated as of June 30, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-BBNC Mezz Utah LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.57

Warrant, dated August 14, 2015, by and between Twinlab Consolidated Holdings, Inc. and Penta Mezzanine SBIC Fund I, LP. (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015).

10.58

Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust, Under Trust Agreement Dated November 30, 1993. (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015).

10.59

Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on August 20, 2015).

10.60

Amendment No. 1 to Twinlab Consolidated Holdings, Inc. Warrant, dated as of August 14, 2015, by and among Twinlab Consolidated Holdings, Inc. and JL-BBNC Mezz Utah, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 20, 2015).

10.61

Put Agreement Related to Exercise of Warrant 2015-17, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc. and the David L. Van Andel Trust under trust agreement dated November 30, 1999. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015).

10.62

Amendment No. 6 to Credit and Security Agreement, Limited Consent and Limited Waiver, dated as of September 9, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015).

10.63

Fifth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015).

10.64

Fourth Amendment to Note and Warrant Purchase Agreement and Limited Consent, dated as of September 9, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on September 15, 2015).

10.65

Stock Purchase Agreement, dated as of October 1, 2015, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 7, 2015).

10.66

Securities Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.67

Common Stock Purchase Warrant, dated October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.68

Registration Rights Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.69

Voting Agreement, dated as of October 5, 2015, among Twinlab Consolidated Holdings, Inc., Golisano Holdings LLC, and Thomas A. Tolworthy, Little Harbor, LLC, Great Harbor Capital, LLC and the David L. Van Andel Trust U/A dated November 30, 1993. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

43

10.70	Voting Agreement, dated as of October 2, 2015, among Twinlab Consolidated Holdings, Inc., Great Harbor Capital, LLC and Golisano Holdings LLC, Thomas A. Tolworthy, Little Harbor, LLC, and the David L. Van Andel Trust U/A dated November 30, 1993. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).
10.71	Amendment No. 7 and Joinder Agreement to Credit and Security Agreement, dated as of October 5, 2015, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).
10.72

First Amended and Restated Revolving Loan Note, dated October 5, 2015, by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.73

Sixth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.74

Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.75

Fifth Amendment to Note and Warrant Purchase Agreement, dated as of October 5, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.76

Limited Waiver to Note Warrant and Purchase Agreement, dated as of October 2, 2015, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 8, 2015).

10.77

Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.78

Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.79

Unsecured Promissory Note, dated January 28, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.80

Warrant, dated January 28, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.81

Amendment No. 8 to Credit and Security Agreement, dated as of January 28, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings, LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust.(incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.82

Seventh Amendment to Note and Warrant Purchase Agreement, dated as of January 28, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

10.83	Sixth Amendment to Note and Warrant Purchase Areement dated as of January 28 2016 by and between Twinlab Consolidated Holdins Inc. Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 3, 2016).

44

10.84

Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings in favor of Golisano Holdings LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.85

Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.86

Unsecured Promissory Note, dated March 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.87

Warrant, dated March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.88

Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.89

Amendment No. 1 to Unsecured Promissory Note, dated as of March 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.90

Amendment No. 9 to Credit and Security Agreement, dated as of April 5, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.91

Eighth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.92

Seventh Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC) (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.93

Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.94

Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.95

Amendment No. 2 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.96

Amendment No. 1 to Unsecured Promissory Note, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 11, 2016).

10.97

Unsecured Delayed Draw Promissory Note, dated July 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.98

Warrant, dated July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.99

Unsecured Delayed Draw Promissory Note, dated July 21, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Little Harbor, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.100

Warrant, dated July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.101

Amendment No. 3 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.102

Amendment No. 2 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.103

Amendment No. 3 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

10.104

Amendment No. 2 to Unsecured Promissory Note, dated as of July 21, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on July 27, 2016).

45

10.105

Amendment No. 10 to Credit and Security Agreement, dated as of April 5, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016).

10.106

Ninth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016).

10.107

Eighth Amendment to Note and Warrant Purchase Agreement, dated as of April 5, 2016, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, and Joie Essance, LLC and JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC) (incorporated by reference from the Company's Current Report on Form 8-K filed on August 16, 2016).

10.108

Amendment No. 11 to Credit and Security Agreement, dated as of September 2, 2016, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on September 7, 2016).

10.109

First Amendment to Lease Agreement, made as of November 18, 2016, by and between First Central Tower, Limited Partnership and Twinlab Consolidation Corporation and Twinlab Consolidated Holdings, Inc. (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K filed on December 6, 2016).

10.110

Agreement of Sublease, dated as of December 1, 2016, by and among Twinlab Consolidated Holdings, Inc. and Twinlab Consolidation Corporation and Powerchord, Inc. (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K filed on December 6, 2016).

10.111

Lease Agreement, dated as of December 15, 2016, by and between Boca T-Rex Borrower, LLC and Twinlab Consolidation Corporation (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K filed on December 16, 2016).

10.112

Basic Lease Information Rider, dated December 15, 2016, between Boca T-Rex Borrower, LLC and Twinlab Consolidation Corporation (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K filed on December 16, 2016).

10.113

Unsecured Promissory Note, dated December 30, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC (incorporated by reference to Exhibit 10.144 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.114

Warrant, dated December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference to Exhibit 10.145 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.115

Unsecured Promissory Note, dated December 30, 2016, issued by Twinlab Consolidated Holdings, Inc. in favor of Great Harbor, LLC (incorporated by reference to Exhibit 10.146 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.116

Warrant, dated December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor, LLC (incorporated by reference to Exhibit 10.147 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.117

Amendment No. 4 to Unsecured Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference to Exhibit 10.148 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.118

Amendment No. 3 to Unsecured Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference to Exhibit 10.149 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.119

Amendment No. 1 to Unsecured Delayed Draw Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference to Exhibit 10.150 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.120

Amendment No. 3 to Unsecured Promissory Note, dated as December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference to Exhibit 10.151 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.121

Amendment No. 4 to Unsecured Promissory Note, dated as December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and GREAT HARBOR CAPITAL, LLC (incorporated by reference to Exhibit 10.152 from the Company's Current Report on Form 8-K filed on January 6, 2017).

10.122	Amendment No. 1 to Unsecured Delayed Draw Promissory Note, dated as of December 30, 2016, by and between Twinlab Consolidated Holdings, Inc. and LITTLE HARBOR CAPITAL, LLC (incorporated by reference to Exhibit 10.153 from the Company's Current Report on Form 8-K filed on January 6, 2017).
10.123	Unsecured Promissory Note, dated as of March 14, 2017, issued by Twinlab Consolidated Holdings, Inc. in favor of Golisano Holdings LLC (incorporated by reference to Exhibit 10.146 from the Company's Current Report on Form 8-K filed on March 17, 2017).
10.124	Warrant, dated March 14, 2017, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC (incorporated by reference to Exhibit 10.147 from the Company's Current Report on Form 8-K filed on March 17, 2017).
10.125

Subordination Agreement, dated June 2, 2017, by and among 2014 Huntington Holdings, LLC, Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC, and Midcap Funding X Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017).

10.126

Agreement of Lease, dated June 2, 2017, between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017).

10.127

Rider to the Lease, dated June 2, 2017, by and between Carolyn Holdings, LLC and Twinlab Consolidated Holdings, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017).

10.128

Landlord’s Agreement, dated June 2, 2017, by and among Carolyn Holdings LLC, Twinlab Consolidated Holdings, Inc. and Midcap Funding X Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on June 8, 2017).

10.129

Secured Promissory Note, dated August 30, 2017, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017).

10.130

Warrant, dated August 30, 2017, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017).

10.131

Amendment No. 13 to Credit and Security Agreement and Limited Consent, dated as of August 30, 2017, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on September 6, 2017).

10.132

Amendment No. 14 to Credit and Security Agreement and Limited Waiver, dated as of March 22, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference to Exhibit 10.174 from the Company's Current Report on Form 8-K filed on March 29, 2018).

10.133

Agreement for Equity in Exchange for Services, dated as of December 27, 2017, by and between Platinum Advisory Services LLC and Twinlab Consolidated Holdings, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.175 from the Company's Annual Report on Form 10-K filed on April 3, 2018).

10.134

Secured Promissory Note, dated July 27, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (incorporated by reference to Exhibit 10.178 from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018).

10.135

Warrant, dated July 27, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (incorporated by reference to Exhibit 10.179 from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018).

10.136

Twelfth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC) (incorporated by reference to Exhibit 10.180 from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018).

10.137	Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of July 27, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference to Exhibit 10.181 from the Company's Quarterly Report on Form 10-Q filed on November 19, 2018).

10.138

Secured Promissory Note, dated November 5, 2018, issued by Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC, and Joie Essance, LLC in favor of Great Harbor Capital, LLC (portions of the exhibit have been omitted) (incorporated by reference to Exhibit 10.182 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.139

Warrant, dated November 5, 2018, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC (incorporated by reference to Exhibit 10.183 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.140

Thirteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC). (portions of the exhibit have been omitted) (incorporated by reference to Exhibit 10.184 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.141

Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P (portions of the exhibit have been omitted) (incorporated by reference to Exhibit 10.185 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.142

Term Loan Note and Agreement, dated December 4, 2018, by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank (incorporated by reference to Exhibit 10.186 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.143

Limited Guaranty, dated as of December 4, 2018, by and between 463IP Partners, LLC and Macatawa Bank (incorporated by reference to Exhibit 10.187 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.144

Fourteenth Amendment to Note and Warrant Purchase Agreement, dated as of November 5, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah LLC (f/k/a JL-BBNC Mezz Utah, LLC) (incorporated by reference to Exhibit 10.188 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.145

Fifteenth Amendment to Note and Warrant Purchase Agreement, dated as of December 4, 2018, by and between Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Speciality Distribution, LLC, Joie Essance, LLC and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference to Exhibit 10.189 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.146

Amendment No. 15 to Credit and Security Agreement dated as of December 4, 2018 by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference to Exhibit 10.190 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.147

Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC (incorporated by reference to Exhibit 10.191 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.148

Third Amended and Restated Revolving Loan Note, dated January 22, 2019, by Twinlab Consolidated Holdings, Inc. (incorporated by reference to Exhibit 10.192 from the Company's Annual Report on Form 10-K filed on April 16, 2019).

10.149	Amendment No. 6 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($7MM) (incorporated by reference to Exhibit 10.193 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.150	Amendment No. 7 to Unsecured Promissory Note, dated January 23, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor Capital, LLC. ($2.5MM) (incorporated by reference to Exhibit 10.194 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.151	Amendment No. 16 to Credit and Security Agreement, dated as of January 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding X Trust (incorporated by reference to Exhibit 10.195 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.152	Amendment No. 1 to Amended and Restated Unsecured Delayed Draw Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($4.7MM) (incorporated by reference to Exhibit 10.196 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.153	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($2.5MM) (incorporated by reference to Exhibit 10.197 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.154	Amendment No. 1 to Amended and Restated Unsecured Promissory Note, dated January 28, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC. ($7MM) (incorporated by reference to Exhibit 10.198 from the Company's Annual Report on Form 10-K filed on April 16, 2019).
10.155

Amendment No. 17 to Credit and Security Agreement, dated as of April 22, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC and Joie Essance, LLC and MidCap Funding IV Trust (incorporated by reference to Exhibit 10.199 from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019).

10.156

Warrant dated April 22, 2019, by and between Twinlab Consolidated Holdings, Inc. and MidCap Funding IV Trust (incorporated by reference to Exhibit 10.200 from the Company's Quarterly Report on Form 10-Q filed on May 15, 2019).

10.157

Amendment No. 1 to Amended and Restated Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Amended and Restated Secured Note #1, dated August 30, 2017 ($3MM) (incorporated by reference to Exhibit 10.203 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.158

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #1, dated February 6, 2018 ($2MM) (incorporated by reference to Exhibit 10.204 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.159

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #2, dated July 27, 2018 ($5MM) (incorporated by reference to Exhibit 10.205 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.160

Amendment No. 1 to Secured Promissory Note dated as of July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Note #3, dated November 5, 2018 ($4MM) (incorporated by reference to Exhibit 10.206 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.161

Amendment No. 8 to Unsecured Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Promissory Note #1, dated January 28, 2016 ($2.5MM) (incorporated by reference to Exhibit 10.207 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.162	Amendment No. 7 to Unsecured Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Promissory Note #2, dated March 21, 2016 ($7MM) (incorporated by reference to Exhibit 10.208 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.163	Amendment No. 1 to the Unsecured Amended and Restated Promissory Note dated as of July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Great Harbor to amend that certain Unsecured Amended and Restated Promissory Note, dated August 30, 2016 ($2.5MM) (incorporated by reference to Exhibit 10.209 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.164	Amendment No. 2 to Amended and Restated Unsecured Delayed Draw Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC to amend that certain Amended and Restated Unsecured Delayed Draw Promissory Note, dated August 30, 2017 ($4.8MM) (incorporated by reference to Exhibit 10.210 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.165	Amendment No. 1 to Unsecured Promissory Note - Replacing Debt Repayment Promissory Note, dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Little Harbor LLC to amend that certain Unsecured Promissory Note, dated February 6, 2018 ($3.3MM) (incorporated by reference to Exhibit 10.211 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.166	Amendment No. 1 to Secured Promissory Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Great Harbor Capital, LLC to amend that certain Secured Promissory Note, dated February 6, 2018 ($2MM) (incorporated by reference to Exhibit 10.212 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.167	Amendment No. 2 to Amended and Restated Unsecured Delayed Draw Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Delayed Draw Promissory Note, dated August 30, 2017 ($4.8MM) (incorporated by reference to Exhibit 10.213 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.168	Amendment No. 2 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #1] ($2.5MM) (incorporated by reference to Exhibit 10.214 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.169	Amendment No. 2 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #2] ($7MM) (incorporated by reference to Exhibit 10.215 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.170	Amendment No. 1 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #3] ($2.5MM) (incorporated by reference to Exhibit 10.216 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).
10.171

Amendment No. 1 to Amended and Restated Unsecured Promissory Note dated July 8, 2019, by and between Twinlab Consolidated Holdings, Inc. and Golisano Holdings LLC to amend that certain Amended and Restated Unsecured Promissory Note, dated August 30, 2017 [Unsecured Note #4] ($3.3MM) (incorporated by reference to Exhibit 10.217 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.172

First Amendment to Amended and Restated Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC to amend that certain Amended and Restated Note, dated August 30, 2017 ($5MM) (incorporated by reference to Exhibit 10.218 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.173

First Amendment to Second Amended and Restated Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to amend that certain Second Amended and Restated Note, dated August 30, 2017 ($8MM) (incorporated by reference to Exhibit 10.219 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

50

10.174

First Amendment to Amended and Restated Deferred Draw Note dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. to amend that certain Amended and Restated Deferred Draw Note, dated August 30, 2017 ($2MM) (incorporated by reference to Exhibit 10.220 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.175

Fifteenth Amendment to the Note and Warrant Purchase Agreement, dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to JL-Mezz Utah, LLC f/k/a JL-BBNC Mezz Utah, LLC. (incorporated by reference to Exhibit 10.221 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.176

Sixteenth Amendment to Note and Warrant Purchase Agreement, dated July 8, 2019, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, Nutrascience Labs, Inc., Nutrascience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, LLC, Innovita Specialty Distribution LLC and Joie Essance, LLC, and Golisano Holdings LLC, as successor by assignment to Penta Mezzanine SBIC Fund I, L.P. (incorporated by reference to Exhibit 10.222 from the Company's Quarterly Report on Form 10-Q filed on August 14, 2019).

10.177	Promissory Note, dated February 5, 2021, by and between Twinlab Consolidated Corporation and Fifth Third Bank (incorporated by reference from the Company’s current Report on Form 8-K filed on April 29, 2021).

10.178	Amendment No. 18 to Credit and Security Agreement, dated as of April 22, 2021, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding IV Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on August 13, 2021).
10.179	Third Amendment to Term Loan Note and Agreement by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank.**

21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation. **
101.DEF	XBRL Taxonomy Extension Definition. **
101.LAB	XBRL Taxonomy Extension Label. **
101.PRE	XBRL Taxonomy Extension Presentation **

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

** Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: March 31, 2023	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Kyle Casey	Interim Chief Executive Officer and Chief Financial Officer	March 31, 2023
Kyle Casey	(Principal Executive Officer and Principal Financial Officer)

/s/ David L. Van Andel
David L. Van Andel	Chairman of the Board of Directors	March 31, 2023

/s/ Daniel DiPofi
Daniel DiPofi	Director	March 31, 2023

/s/ Anthony Zolezzi
Anthony Zolezzi	Director	March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2022 and 2021 the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021 the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Tanner LLC

Lehi, Utah

March 31, 2023

We have served as the Company’s auditors since 2014.

(PCAOB ID 270)

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash	$868	$3,631
Accounts receivable, net	4,105	6,881
Inventories, net	9,407	5,814
Prepaid expenses and other current assets	758	1,045
Total current assets	15,138	17,371

Property and equipment, net	188	140
Right-of-use assets	4,165	5,480
Intangible assets, net	120	576
Other assets	1,301	1,301

Total assets	$20,912	$24,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,621	$6,047
Lease liabilities	1,159	1,039
Accrued expenses and other current liabilities	3,708	5,422
Accrued interest	33,316	26,844
Notes payable and current portion of long-term debt, net	97,381	97,408
Total current liabilities	142,185	136,760

Long-term liabilities:
Lease liabilities	4,038	5,197
Total liabilities	146,223	141,957
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(356,424)	(348,202)
Total stockholders’ deficit	(125,311)	(117,089)

Total liabilities and stockholders' deficit	$20,912	$24,868

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2022	2021
Net sales	$52,584	$72,089
Cost of sales	38,240	55,511

Gross profit	14,344	16,578

Operating costs and expenses:
Selling expenses	3,166	3,416
General and administrative expenses	12,809	9,736
Impairment of goodwill and intangible assets	340	11,118

Loss from operations	(1,971)	(7,692)

Other income (expense):
Interest expense, net	(7,902)	(8,611)
Other income, net	1,676	1,376

Total other expense	(6,226)	(7,235)

Loss before income taxes	(8,197)	(14,927)

Provision for income taxes	(25)	(13)

Total net loss	$(8,222)	$(14,940)

Weighted average number of common shares outstanding - basic	259,092,833	258,837,701
Net loss per common share - basic	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - diluted	259,092,833	258,837,701
Net loss per common share - diluted (See Note 2)	$(0.03)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2020	392,864,182	$393	$231,250	$(30)	134,806,051	$(500)	$(333,262)	$(102,149)
Shares issued upon exercise of warrants	1,034,702	1	(1)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(14,940)	(14,940)
Balance, December 31, 2021	393,898,884	394	231,249	(30)	134,806,051	(500)	(348,202)	(117,089)
Net loss	-	-	-	-	-	-	(8,222)	(8,222)
Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,222)	$(14,940)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	168	457
Amortization of right-to-use assets	941	890
Amortization of debt discount	-	718
Recovery of obsolete inventories	(565)	(958)
Provision for (recovery of) losses on accounts receivable	155	(710)
Forgiveness of PPP loan	(1,674)	(1,344)
Other non-cash items	373	133
Impairment of goodwill and intangible assets	340	11,118
Changes in operating assets and liabilities:
Accounts receivable	2,622	2,253
Inventories	(3,028)	1,445
Prepaid expenses and other current assets	286	1,150
Other assets	-	(543)
Accounts payable	574	1,336
Lease liabilities	(1,039)	(892)
Accrued expenses and other current liabilities	4,758	2,537

Net cash (used in) provided by operating activities	(4,311)	2,650

Cash flows from investing activities:
Purchase of property and equipment	(99)	(155)

Cash flows from financing activities:
Proceeds from the issuance of debt	-	1,344
Repayment of debt	-	(632)
Net borrowings from revolving credit facility	1,647	-

Net cash provided by financing activities	1,647	712

Net (decrease) increase in cash	(2,763)	3,207
Cash at the beginning of the period	3,631	424

Cash at the end of the period	$868	$3,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,434	$1,375

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Note 1– Nature of Business

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2022, we had an accumulated deficit of $356,424. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Additionally, the Company is closely monitoring the impact of the world events and wide spread health issues, or pandemics on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2022 from the COVID-19 pandemic, it is unable to predict the impact that future pandemics, inflation, and other world events could have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $127,047 at December 31, 2022. We also have $97,381 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2– Summary of Significant Accounting Policies

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

Product sales are recorded net of variable considerations, such as provisions for returns, discounts and allowances. We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers.

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

Contract Liabilities
	December 31, 2022	December 31, 2021
Contract Liabilities - Customer Deposits	$1,856	$2,104
Contract Liabilities - Guaranteed Returns	45	56
	$1,901	$2,160

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Disaggregation of Revenue
	December 31, 2022	December 31, 2021
Product Sales	$51,940	$71,271
Fulfillment Services	644	818
	$52,584	$72,089

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and 2021.

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2022, total allowances amount to $1,546, of which $534 related to doubtful accounts receivable. As of December 31, 2021, total allowances amounted to $1,391, of which $511 was related to doubtful accounts receivable.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2022 and 2021 were $120 and $120, respectively. There was no impairment recorded in the years ended December 31, 2022 and 2021 respectively (see Note 5 for further information on the goodwill and intangible assets impairment charges).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $1,454 and $2,052 in 2022 and 2021, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $2,184 and $2,761 in 2022 and 2021, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred. We did not incur research and development costs in 2022 or in 2021.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(8,222)	$(14,940)

Denominator:
Weighted average number of common shares - Basic	259,092,833	258,837,701
Weighted average number of common shares - Diluted	259,092,833	258,837,701

Net loss per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 21% and 26% of total consolidated sales in 2022 and 2021, respectively. Sales to one of those customers were approximately 8% and 11% of total sales in 2022 and 2021, respectively. Accounts receivable from these customers were approximately 28% and 22% of total accounts receivable as of December 31, 2022 and 2021, respectively.

Our two major vendors accounted for 36% and 46% of purchases for the year ended December 31, 2022 and 2021, respectively. A third vendor represented an additional 11% of purchases for each of the years ended December 31, 2022 and 2021.

Accounting Pronouncements - Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another reference rate expected to be discontinued. We adopted this ASU prospectively on December 14, 2022, on one of our term loan notes and agreements which was amended on this date to transition from LIBOR to SOFR. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting Pronouncements - Not Yet Adopted

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

NOTE 3– INVENTORIES

Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$906	$2,016
Finished goods	8,724	4,586
	9,630	6,602
Reserve for obsolete inventory	(223)	(788)

Inventories, net	$9,407	$5,814

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021

Machinery and equipment	$124	$36
Leasehold improvements	118	118
Computers and other	68	58
	310	212
Accumulated depreciation and amortization	(122)	(72)

Property and equipment, net	$188	$140

Depreciation and amortization expense totaled $52 and $80 in 2022 and 2021, respectively.

NOTE 5– INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	December 31, 2022	December 31, 2021

Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,363
	10,882	11,222
Accumulated amortization	(10,762)	(10,646)

Intangible assets, net	$120	$576

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $116 and $377 for 2022 and 2021, respectively.

Currently the Company's only remaining definite-lived intangible asset with positive book value corresponds to NSL customer relationships. During the fourth quarter of fiscal 2022, we completed our annual impairment test of intangible assets and based on current business conditions it was determined that the value of those customer relationships should be assessed to zero. Therefore we recorded an aggregate impairment loss of intangible assets of $340 related to NSL customer relationships.

The impairment charges were recorded in operating expenses in the consolidated statements of operations.

During the fourth quarter of fiscal 2021, we completed our annual impairment test of goodwill and intangible assets and we recognized impairment of $11,118. We recognized $8,818 impairment charges of goodwill related to NutraScience Labs, Inc. and an aggregate impairment loss of intangible assets of $2,300.

NOTE 6– DEBT

Debt consisted of the following:

	December 31,	December 31,
	2022	2021
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	6,308	4,661

May 2020 Note Payable to Fifth Third Bank, N.A.	-	1,674

Total debt	97,381	97,408
Less current portion	97,381	97,408

Long-term debt	$-	$-

Future aggregate maturities of debt that have maturities beyond 2022 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2023 debt obligations as they become due, thus causing a technical default of the debt obligations.

Little Harbor LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018 we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (“Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020, the maturity was subsequently extended to October 22, 2021.

July 2016 Note Payable to Little Harbor, LLC

In July 2016, we issued an unsecured delayed draw promissory note in favor of Little Harbor (“Little Harbor Delayed Draw Note”), pursuant to which Little Harbor loaned us the full approved amount of $4,770 during the year ended December 31, 2016. This note bears interest at an annual rate of 8.5% with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Little Harbor Escrow Warrant in Note 7). This note is unsecured and was scheduled to mature on January 28, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (“January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5% with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note (“March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on March 21, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note (“December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5% with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on December 31, 2019, which was subsequently extended to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 (“August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5% with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on August 29, 2020, which was subsequently extended to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 (“February 2018 GH Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021, which was subsequently extended toOctober 22, 2021.

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

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 ("November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5% with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month beginning December 1, 2018. The principal of the November 2018 GH Note is payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). In July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 unsecured promissory note (“February 2020 GH Note”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8% with the principal payable at the maturity of October 22, 2021.

GH had delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

Golisano Holdings LLC

Mr. B. Thomas Golisano, a former member of the Company’s Board of Directors is a principal of Golisano Holdings LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The managing director of Penta, an institutional investor, is also a former director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”) acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017 and decreased to 8% per year thereafter, payable monthly. The Company and Golisano LLC amended this note to extend the maturity from November 5, 2020 to October 22, 2021. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 7).

January 2015 Note Payable to Golisano Holdings LLC (formerly payable to JL-Mezz Utah, LLC-f/k/a JL-BBNC Mezz Utah, LLC)

On January 22, 2015, we raised proceeds of $5,000, less certain fees and expenses, from the sale of a note to JL-Mezz Utah, LLC (f/k/a JL-BBNC Mezz Utah, LLC) (“JL-US”). The proceeds were restricted to pay a portion of the Nutricap Labs, LLC (“Nutricap”) asset acquisition. We granted JL-US a security interest in the Company’s assets, including real estate and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from JL-US. Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017 and decreased to 8% per year thereafter payable monthly (the “Golisano JL-US Note”). The note matured on October 22, 2021. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to JL-US to purchase 2,329,400 shares of the Company’s common stock on January 22, 2015 and 434,809 shares of the Company’s common stock on February 4, 2015 (see JL Warrants in Note 7). The 434,809 warrants expired unexercised on February 13, 2020.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (“Golisano LLC January 2016 Note”), an affiliate of a former member of our Board of Directors, Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (“Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021.This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

July 2016 Note Payable to Golisano Holdings LLC

On July 21, 2016, we issued an unsecured delayed draw promissory note in favor of Golisano LLC pursuant to which Golisano LLC may, in its sole discretion and pursuant to draw requests made by the Company, loan the Company up to the maximum principal amount of $4,770 (the “Golisano LLC July 2016 Note”). During the year ended December 31, 2016, we requested and Golisano LLC approved, draws totaling $4,770.The Golisano LLC July 2016 Note was scheduled to mature on January 28, 2019 and was subsequently extended to October 22, 2021. Interest on the outstanding principal accrues at a rate of 8.5% per year. The principal of the Golisano LLC July 2016 Note is payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (“Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019 and was subsequently extended to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (“Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019 and was subsequently extended to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (“Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021 and was subsequently extended to October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 unsecured promissory note (“Golisano LLC February 2020 Note”), an affiliate of a former member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8% with the principal payable at the maturity date of October 22, 2021.

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

Macatawa Bank

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank (“Macatawa”) and was a member of the Company’s board of directors; he was an active member of both boards at the time of the term loan note. One former member of the Company's Board of Directors, Mr. B. Thomas Golisano and one current, Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners, LLC (“463IP”). Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in Macatawa.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020 and was subsequently extended to November 30, 2022. The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at SOFR Rate plus 1.05% per annum with a floor of 2.50%; the rate was 5.17% as of December 31, 2022. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum, which was 5% per annum as of December 31, 2022. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $6,308 as of December 31, 2022.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin December 1, 2020. TCC utilized the proceeds of the PPP Loan for payroll, office rent, and utilities, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,674.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC, the operating subsidiary of the Company, received the proceeds of a second loan from Fifth Third Bank, in the amount of $1,344 obtained under the Paycheck Protection Program. The PPP loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Loan”), had a two-year term and bore interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP Loan was forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of  $1,344.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of December 31, 2022, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $6,308 as of December 31, 2022.

NOTE 7– WARRANTS AND REGISTRATION RIGHTS AGREEMENTS

The following table presents a summary of the status of our issued warrants as of December 31, 2022 and changes during the two years then ended:

	Shares		Weighted Average
	Underlying Warrants		Exercise Price
Outstanding, December 31, 2020	6,034,702		$0.07

Granted	-		-
Canceled / Expired	(500,000)		-
Exercised	(1,034,702)	(1)	-

Outstanding, December 31, 2021	4,500,000		$0.01
Granted	-		-
Canceled / Expired	-		-
Exercised	-		-

Outstanding, December 31, 2022	4,500,000		$0.01

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

Golisano LLC Warrants

Pursuant to an October 2015 Securities Purchase Agreement with Golisano LLC, we issued Golisano LLC a warrant which was intended to maintain, following each future issuance of shares of common stock pursuant to the conversion, exercise or exchange of certain currently outstanding warrants to purchase shares of common stock held by third-parties, Golisano LLC’s proportional ownership of our issued and outstanding common stock so that it is the same thereafter as on October 5, 2015. Upon issuance we had reserved 12,697,977 shares of common stock for issuance under warrants. The purchase price for any shares of common stock issuable upon exercise of the warrants is $.001 per share. The warrant is exercisable immediately and up to and including the date which is sixty days after the later to occur of the termination, expiration, conversion, exercise or exchange of all of the outstanding warrants and our delivery of notice thereof to Golisano LLC. The warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets. In addition, if any payments are made to a holder of an outstanding warrant in consideration for the termination of or agreement not to exercise such outstanding warrant, Golisano LLC will be entitled to equal treatment. We have entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015, granting Golisano LLC certain registration rights for the shares of common stock issuable on exercise of the warrant. As of December 31, 2022, all outstanding warrants had expired or been exercised.

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

Warrants Issued into Escrow

At December 31, 2022, there were 6,484,847 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The January 2016 Golisano Warrant expired unexercised on February 28, 2022.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the related note agreement). The March 2016 Golisano Warrant expired unexercised on March 21, 2022.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). The Golisano July 2016 Warrant expired unexercised on July 21, 2022.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). The Golisano December 2016 Warrant expired unexercised on December 30, 2022.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant expired unexercised on March 14, 2023.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano February 2018 Warrant expires on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). The January 2016 GH Warrant expired unexercised on February 28, 2022.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). The March 2016 GH Warrant expired unexercised on March 21, 2022.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). The December 2016 GH Warrant expired unexercised on December 30, 2022.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant, if exercisable, expires on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6for further information) or such earlier date as is required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). The Little Harbor July 2016 Warrant expired unexercised on July 21, 2022.

NOTE 8– STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2022 or December 31, 2021. As of December 31, 2022, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable

At December 31, 2022, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

NOTE 9 - INCOME TAXES

Income tax provision consisted of the following for the years ended December 31, 2022 and 2021 as follows:

	December 31,	December 31,
	2022	2021
Current:
State	$(25)	$(13)
Total current expense	(25)	(13)

Deferred:
Federal	900	2,841
State	(416)	957
Change in valuation allowance	(484)	(3,798)
Total deferred expense	-	-

Total income tax provision	$(25)	$(13)

The income tax provision differs from the amount computed at federal statutory rates for the years ended December 31, 2022 and 2021 as follows:

	December 31,	December 31,
	2022	2021
Effective rate reconciliation
Computed Federal income tax benefit at the statutory rate	$1,723	$3,135

State income taxes, net of federal benefit	(321)	770
Interest expense	-	(38)
Equity-based expenses	-	(82)
Change in valuation allowance	(484)	(3,798)
Tax rate change	-	-
Other	(943)	-

Income tax provision	$(25)	$(13)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$61,053	$61,352
Accruals and reserves	9,408	7,949
Depreciation and amortization	5,530	5,925
Indefinite-lived intangibles	2,877	3,456
Other	3,064	2,766
Total deferred tax assets	81,932	81,448

Less valuation allowance	(81,932)	(81,448)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2022 and 2021, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized. During the years ended December 31, 2022 and 2021, the valuation allowance on deferred tax assets increased by $484 and $3,798, respectively.

We had federal net operating loss carryforwards of approximately $251,000 and state net operating loss carryforwards of approximately $167,000 at December 31, 2022, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards begin to expire in 2023. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2022 and 2021, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2019 through 2021 tax years remain subject to selection for examination as of December 31, 2022. None of the Company’s income tax returns are currently under audit.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

For the year ended December 31, 2022, the Company incurred $895 of lease expense on the consolidated statements of operations in relation to these operating leases, of which $211 was variable rent expense not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2021, total rental expense for operating leases was $874, of which $325 was variable rent expense.

As of December 31, 2022, the future maturities of the Company’s lease liabilities were as follows:

2023	$1,534
2024	1,524
2025	1,566
2026	1,150
2027	306
Thereafter	-
Total lease payments	6,080
Less: imputed interest	(883)
Present value of lease liabilities	$5,197

Included below is other information regarding leases for the year ended December 31, 2022.

For the Year Ended December 31, 2022
Sublease income	$725
Cash paid for operating leases	$1,505
Weighted average remaining lease term (years) - operating leases	3.9
Weighted average discount rate – operating leases	8.25%

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

NOTE 11 - RELATED PARTY TRANSACTIONS

See Note 6 for discussion of notes payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

We had sales of $1,073 and $1,910 in 2022 and 2021, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

