Form 10-Q
period 2023-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2023-04-24
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock, par value $0.001, outstanding on April 21, 2023 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financing, collaborations, strategic alliances, sales of assets, other merger and acquisition activities, or licensing arrangements; the impact of the ongoing COVID-19 pandemic; wide spread health concerns; supply chain disruptions; the impact of inflation; consumer preferences; spending and debt levels; and the general economic and credit environment.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included and in “Part I, Item 1A - Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS

Current assets:
Cash	$101	$868
Accounts receivable, net	2,393	4,105
Inventories, net	7,461	9,407
Prepaid expenses and other current assets	1,463	758
Total current assets	11,418	15,138

Property and equipment, net	117	188
Right-of-use assets	3,933	4,165
Intangible assets, net	120	120
Other assets	1,301	1,301

Total assets	$16,889	$20,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,964	$6,621
Lease liabilities	1,178	1,159
Accrued expenses and other current liabilities	3,832	3,708
Accrued interest	34,924	33,316
Notes payable and current portion of long-term debt	96,371	97,381
Total current liabilities	141,269	142,185

Long-term liabilities:
Lease liabilities	3,741	4,038
Total long-term liabilities	3,741	4,038

Total liabilities	145,010	146,223

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(359,234)	(356,424)
Total stockholders’ deficit	(128,121)	(125,311)

Total liabilities and stockholders' deficit	$16,889	$20,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$9,023	$13,251
Cost of sales	6,811	8,822

Gross profit	2,212	4,429

Operating costs and expenses:
Selling expenses	439	924
General and administrative expenses	2,496	3,068

(Loss) income from operations	(723)	437

Other income (expense):
Interest expense, net	(2,117)	(1,837)
Other income	30	1,676

Total other expense	(2,087)	(161)

(Loss) income before income taxes	(2,810)	276

Provision for income taxes	-	-

Total net (loss) income	$(2,810)	$276

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net (loss) income per common share - basic	$(0.01)	$0.00

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net (loss) income per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(347,926)	(116,813)

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,810)	$276
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	12	40
Amortization of right-to-use assets	232	237
Recovery of obsolete inventories	(126)	(164)
(Recovery of) provision for losses on accounts receivable	(165)	240
Forgiveness of PPP loan	-	(1,674)
Other non-cash items	58	-
Changes in operating assets and liabilities:
Accounts receivable	1,876	147
Inventories	2,072	(1,640)
Prepaid expenses and other current assets	(705)	331
Accounts payable	(1,657)	(3,640)
Lease liabilities	(278)	(246)
Accrued expenses and other current liabilities	1,734	1,472

Net cash provided by (used in) operating activities	243	(4,621)

Cash flows from investing activities:
Purchases of property and equipment	-	(6)

Cash flows from financing activities:
Net (repayment on) borrowings from revolving credit facility	(1,010)	2,757

Net decrease in cash	(767)	(1,870)
Cash at the beginning of the period	868	3,631

Cash at the end of the period	$101	$1,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$509	$237

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of March 31, 2023, we had an accumulated deficit of $359,234. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $129,851 as of March 31, 2023. We also have $96,371 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management is addressing operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing operating costs that include significant workforce and salary expense reduction and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or sale of assets during the current year. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

Note 2 – Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

Except as described herein, there have been no changes in the Company’s significant accounting policies as described in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for doubtful accounts receivable, allowance for credit losses, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill.

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	March 31, 2023	December 31, 2022
Contract Liabilities - Customer Deposits	$1,976	$1,856
Contract Liabilities - Guaranteed Returns	43	45
	$2,019	$1,901

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Product Sales	$8,890	$13,057
Fulfillment Services	133	194
	$9,023	$13,251

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

Accounts Receivable and Allowances

Our allowance for trade receivables consists of two components: an allowance for customer claims and an allowance for credit losses.

We estimate expected credit losses on our trade receivables in accordance with Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses. We adopted this accounting standard prospectively on the first day of our 2023 fiscal year.

We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. We pool our trade receivables by type, wholesalers and retailers. Our historical credit loss experience provides the basis for our estimation of expected credit losses. We use a two-year average of annual loss rates as a starting point for our estimation, and make adjustments to the historical loss rates to account for differences in current conditions impacting the collectibility of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2023, total allowances amounted to $1,381, of which $431 was related to doubtful accounts receivable and $41 was related to expected credit losses. As of December 31, 2022, total allowances amounted to $1,546, of which $534 was related to doubtful accounts receivable.

Net (Loss) Income per Common Share

Basic net (loss) income per common share (“Basic EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

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

The common shares used in the computation of our basic and diluted net (loss) income per share are as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(2,810)	$276

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833

Net (loss) income per common share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 23% and 31% of total sales for the three months ended March 31, 2023 and 2022, respectively. Sales to one of those customers were approximately 10% and 12% of total sales for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable from these three customers were approximately 34% and 28% of total accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

A single customer represents 14% and 2% of total accounts receivable as of March 31, 2023 and December 31, 2022, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

Revenue Recognition

           The Company recognizes revenue based on a five-step model in accordance with ASC 606. For our customer contracts, (i) we identify the contract with a customer, (ii) we identify the performance obligations in the contract, (iii) we determine the transaction price, (iv) we allocate the transaction price to the performance obligation; and (v) we recognize revenue when we satisfy the performance obligation. Our revenues are recorded at a point in time when the performance is fulfilled, which is when the product is shipped to or received by the customer.

Product sales are recorded net of variable considerations, such as provisions for returns, discounts, and allowances.

We account for shipping and handling costs as costs to fulfill a contract and not as performance obligations to our customers. Shipping and handling costs are recorded in cost of sales.

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

Accounting Pronouncements - Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this standard prospectively on the first day of our 2023 fiscal year. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. We adopted this standard prospectively on December 14, 2022, on one of our term loan notes and agreements which was amended on this date to transition from LIBOR to the secured overnight financing rate ("SOFR"). The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 3 – Inventories, net

Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$563	$906
Finished goods	6,995	8,724
	7,558	9,630
Reserve for obsolete inventory	(97)	(223)

Inventories, net	$7,461	$9,407

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$65	$124
Leasehold improvements	118	118
Computers and other	68	68
	251	310
Accumulated depreciation and amortization	(134)	(122)

Property and equipment, net	$117	$188

Depreciation and amortization expense totaled $12 and $11 for the three months ended March 31, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the three months ended March 31, 2023. Amortization expense was $29 for the three months ended March 31, 2022.

Note 6 – Debt

Debt consisted of the following:

	March 31,	December 31,
	2023	2022
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	5,298	6,308

Total debt	96,371	97,381
Less current portion	96,371	97,381

Long-term debt	$-	$-

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at SOFR Rate plus 1.05% per annum with a floor of 2.50%; the rate was 5.72% as of March 31, 2023. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $5,298 as of March 31, 2023.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $5,298 as of March 31, 2023.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of March 31, 2023, and changes during the three month then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2022	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, March 31, 2023	4,500,000	$0.01

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

Warrants Issued into Escrow

At March 31, 2023, there were 5,000,000 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We have reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant, expired unexercised on December 30, 2022.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We have reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant, expired unexercised on March 14, 2023.

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

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We have reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant, expired unexercised on December 30, 2022.

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

For the three months ended March 31, 2023 and March 31,2022, the Company incurred $222 and $209, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $49 and $93 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

 As of March 31, 2023, the maturities of the Company’s lease liabilities were as follows:

2023 (excluding the three months ended March 31, 2023)	$1,154
2024	1,523
2025	1,566
2026	1,150
2027	306
Thereafter	-
Total lease payments	5,699
Less: imputed interest	(780)
Present value of lease liabilities	$4,919

Included below is other information regarding leases for the periods noted below.

Three Months Ended March 31, 2023
Sublease income	$162
Cash paid for operating leases	$380
Weighted average remaining lease term (years) - operating leases	3.7
Weighted average discount rate – operating leases	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2022 or March 31, 2023. As of March 31, 2023, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2023, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as "anticipates", "believes", "estimates", "expects", "intends", "predicts", "hopes", "should", "plans", "will" and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the ongoing COVID-19 pandemic; wide spread health concerns; supply chain disruptions; the impact of inflation; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2023, we had an accumulated deficit of $359.2 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $129.9 million at March 31, 2023. We also have $96.4 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or sale of assets during the current year. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2023 and 2022

The following table summarizes our financial results for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
Net sales	$9,023	$13,251	$(4,228)	(32)%
Cost of sales	6,811	8,822	(2,011)	(23)%
Gross profit	2,212	4,429	(2,217)	(50)%
Operating costs and expenses:
Selling expenses	439	924	(485)	(52)%
General and administrative expenses	2,496	3,068	(572)	(19)%
(Loss) income from operations	(723)	437	(1,160)	(265)%

Other income (expense):
Interest expense, net	(2,117)	(1,837)	280	15%
Other income	30	1,676	(1,646)	(98)%
Total other expense	(2,087)	(161)	1,926	1,196%

(Loss) income before income taxes	(2,810)	276	(3,086)	(1,118)%

Provision for income taxes	-	-

Total net (loss) income	$(2,810)	$276	$(3,086)	(1,118)%

Net Sales

The decrease in our net sales of 32% for the three month periods ended March 31, 2023, respectively, compared to the same period in 2022 primarily due to reduced demand for branded products at retail locations and from some of our major customers.

Gross Profit

Our overall gross profit decrease of 50% for the three month period ended March 31, 2023 compared to the same period in 2022 was primarily due to reduced demand from some of our major customers.

Selling Expenses

Our selling expenses decreased by 52% for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the decrease of certain advertising costs as well as marketing consultants.

General and Administrative Expenses

For the three month period ended March 31, 2023, our general and administrative expenses decreased by 19% compared to the same period in 2022 primarily due to a reduction in overhead expenses.

  Interest Expense, Net

Our interest expense, net increased by 15% for the three month period ended March 31, 2023 compared to the same period in 2022 primarily due to increased lending costs and the associated interest.

Other Income

The decrease in other income of $1,646 for the three month period ended March 31, 2023 compared to the same period in 2022 was primarily due to the forgiveness of the PPP Loan in early 2022.

 Liquidity and Capital Resources

At March 31, 2023, we had an accumulated deficit of $359.2 million primarily because of our history of operating losses. We had a working capital deficiency of $129.9 million at March 31, 2023. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of March 31, 2023, we had cash of $0.1 million. Cash provided by operating activities was $0.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we had repayments to our revolving credit facility of $1.0 million.

Our total liabilities decreased by $1.2 million to $145.0 million at March 31, 2023 from $146.2 million at December 31, 2022 primarily due to the decrease of $1.7 million in accounts payable and $1.0 million in notes payable and current portion of long-term debt; partially offset by an increase of $1.6 million in accrued interest.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2023 as a result of our net loss of $2.8 million, and an increase in net operating assets and liabilities of $3.0 million. By comparison, for the three months ended March 31, 2022, net cash used in operating activities was $4.6 million as a result of our net income of $0.3 million, a decrease in net operating assets and liabilities of $3.6 million, forgiveness of our PPP Loan of $1.7 million, and other non-cash expenses totaling $0.4 million net.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2023, consisting of net repayments of $1.0 million to our revolving credit facility. Net cash provided by financing activities was $2.8 million for the three months ended March 31, 2022, consisting of net borrowings of $2.8 million under our revolving credit facility.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2022 and the three months ended March 31, 2023 to support operations. We will need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $5,298 as of March 31, 2023.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of March 31, 2023, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: April 24, 2023	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

