Form 10-Q
period 2023-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2023-08-14
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock, par value $0.001, outstanding on August 10, 2023 was 259,092,833 shares.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS

Current assets:
Cash	$142	$868
Accounts receivable, net	2,828	4,105
Inventories, net	5,482	9,407
Prepaid expenses and other current assets	934	758
Total current assets	9,386	15,138

Property and equipment, net	100	188
Right-of-use assets	2,944	4,165
Intangible assets, net	120	120
Other assets	1,258	1,301

Total assets	$13,808	$20,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,282	$6,621
Lease liabilities	1,016	1,159
Accrued expenses and other current liabilities	4,384	3,708
Accrued interest	36,570	33,316
Notes payable and current portion of long-term debt	95,646	97,381
Total current liabilities	142,898	142,185

Long-term liabilities:
Lease liabilities	3,022	4,038
Total long-term liabilities	3,022	4,038

Total liabilities	145,920	146,223

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(363,225)	(356,424)
Total stockholders’ deficit	(132,112)	(125,311)

Total liabilities and stockholders' deficit	$13,808	$20,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$4,879	$14,473	$13,901	$27,724
Cost of sales	4,105	10,711	10,916	19,533

Gross profit	774	3,762	2,985	8,191

Operating costs and expenses:
Selling expenses	270	821	709	1,745
General and administrative expenses	2,241	3,184	4,737	6,253

(Loss) income from operations	(1,737)	(243)	(2,461)	193

Other income (expense):
Interest expense, net	(2,205)	(1,976)	(4,322)	(3,812)
Other income (expense)	(43)	-	(13)	1,676

Total other expense	(2,248)	(1,976)	(4,335)	(2,136)

(Loss) before income taxes	(3,985)	(2,219)	(6,796)	(1,943)

Provision for income taxes	(6)	-	(6)	-

Total net (loss)	$(3,991)	$(2,219)	$(6,802)	$(1,943)

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	259,092,833
Net (loss) per common share - basic	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	259,092,833
Net (loss) per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.02)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(347,926)	(116,813)
Net loss	-	-	-	-	-	-	(2,219)	(2,219)
Balance, June 30, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(350,145)	(119,032)

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)
Net loss	-	-	-	-	-	-	(3,991)	(3,991)
Balance, June 30, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(363,225)	(132,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(6,802)	$(1,943)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	20	82
Amortization of right-to-use assets	592	473
Provision for (recovery of) obsolete inventories	680	(462)
Provision for (recovery of) losses on accounts receivable	(112)	31
Loss on write down of intangible assets	20	-
Forgiveness of PPP loan	-	(1,674)
Other non-cash items	68	-
Changes in operating assets and liabilities:
Accounts receivable	1,389	1,240
Inventories	3,246	(3,592)
Prepaid expenses and other current assets	(175)	479
Other assets	43	-
Accounts payable	(1,339)	(1,479)
Lease liabilities	(550)	(501)
Accrued expenses and other current liabilities	3,929	2,454

Net cash provided by (used in) operating activities	1,009	(4,892)

Cash flows from investing activities:
Purchases of property and equipment	-	(99)

Cash flows from financing activities:
Net (repayment on) borrowings from revolving credit facility	(1,735)	1,502

Net cash provided by (used in) financing activities	(1,735)	1,502

Net decrease in cash	(726)	(3,489)
Cash at the beginning of the period	868	3,631

Cash at the end of the period	$142	$142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,068	$577

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of ROU Asset at lease termination	$608	$-

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

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitated the production of new supplements to market and reformulated existing products to include scientifically-backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

NSL facilitated the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products was to help our customers manufacture or reformulate dietary supplements for sale and distribution. We did this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplified the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We did not market these private label products, but rather sold the products to the customer, who was then responsible for the marketing, distribution, and sale to retailers or to their end customers.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of June 30, 2023, we had an accumulated deficit of $363,225. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs as well as the beginning of the winding up of operations of NSL, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $133,512 as of June 30, 2023. We also have $95,646 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management is addressing operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or sale of assets during the current year. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. If we cannot obtain additional funding when required, the Company may sell certain assets, enter into collaborations, strategic alliances, merger and acquisition activities, and licensing agreements, negotiate with its principal lenders, wind-up operations of other subsidiaries, or file for bankruptcy protection.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	June 30, 2023	December 31, 2022
Contract Liabilities - Customer Deposits	$2,085	$1,856
Contract Liabilities - Guaranteed Returns	40	45
	$2,125	$1,901

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Product Sales	$4,837	$14,308
Fulfillment Services	42	165
	$4,879	$14,473

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Product Sales	$13,727	$27,366
Fulfillment Services	174	358
	$13,901	$27,724

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2023, total allowances amounted to $1,433, of which $750 was related to doubtful accounts receivable and $32 was related to expected credit losses. As of December 31, 2022, total allowances amounted to $1,546, of which $534 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net (loss) income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss)	$(3,991)	$(2,219)	$(6,802)	$(1,943)

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833	259,092,833	259,092,833

Net (loss) per common share:
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 32% and 23% of total sales for the three months ended June 30, 2023 and 2022, respectively and 25% and 26% of total sales for the six months ended June 30, 2023 and 2022, respectively. Sales to one of those customers were approximately 12% and 11% of total sales for the three months ended June 30, 2023 and 2022, respectively, and 9.3% and 11% of total sales for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from these three customers were approximately 25% and 28% of total accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

A single customer represents 0% and 2% of total accounts receivable as of June 30, 2023 and December 31, 2022, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

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

Note 3 – Inventories, net

Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$430	$906
Finished goods	5,955	8,724
	6,385	9,630
Reserve for obsolete inventory	(903)	(223)

Inventories, net	$5,482	$9,407

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$65	$124
Leasehold improvements	118	118
Computers and other	59	68
	242	310
Accumulated depreciation and amortization	(142)	(122)

Property and equipment, net	$100	$188

Depreciation and amortization expense totaled $12 and $13 for the three months ended June 30, 2023 and 2022, respectively, and totaled $24 and $24 for the six months ended June 30, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the three months ended June 30, 2023. Amortization expense was $29 for the three months ended June 30, 2022. There was no amortization expense for the six months ended June 30, 2023. Amortization expense was $58 for the six months ended June 30, 2022.

Note 6 – Debt

Debt consisted of the following:

	June 30,	December 31,
	2023	2022
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	4,573	6,308

Total debt	95,646	97,381
Less current portion	95,646	97,381

Long-term debt	$-	$-

Little Harbor LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018 we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (the “Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020; the maturity was subsequently extended to October 22, 2021.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Little Harbor have not been executed and these notes to Little Harbor are currently in default. We anticipate extending the maturity dates and related payment deferrals with Little Harbor, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Little Harbor has not exercised any of its remedies available upon a default for any of the aforementioned notes.

Great Harbor Capital LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (the “January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

March 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a March 21, 2016 unsecured promissory note (the “March 2016 GH Note”), GH lent us $7,000. This March 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $292 which payment was to commence on April 21, 2017 but was deferred to August 30, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on March 21, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

December 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a December 31, 2016 unsecured promissory note (the “December 2016 GH Note”), GH lent us $2,500. The December 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on December 31, 2019; the maturity was subsequently extended to October 22, 2021.

August 2017 Note Payable to Great Harbor Capital, LLC

Pursuant to an August 30, 2017 secured promissory note, GH lent us $3,000 (the “August 2017 GH Note”). The August 2017 GH Note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The note was scheduled to mature on August 29, 2020; the maturity was subsequently extended to October 22, 2021.

February 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 6, 2018 secured promissory note, GH lent us $2,000 (the “February 2018 GH Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to Midcap Funding X Trust as successor-by-assignment from MidCap Financial Trust (“MidCap”). The note was scheduled to mature on February 6, 2021; the maturity was subsequently extended to October 22, 2021.

As previously reported, on February 6, 2018, the Company issued an amended and restated secured promissory note to GH (the “A&R August 2017 GH Note”) replacing the prior secured promissory note issued on August 30, 2017. The amendment and restatement added a requirement that when the Company consummates any Special Asset Disposition (as defined in the February 2018 GH Note), provided that the Company has a minimum liquidity of $1,000, the Company will use the net cash proceeds from the Special Asset Disposition to pay any accrued and unpaid interest under the A&R August 2017 GH Note and any other note subject to the Intercreditor Agreement (defined below). The interest rate and payment terms remain unchanged from the original secured promissory note issued to GH on August 30, 2017; however, the maturity date was extended to October 22, 2021.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 secured promissory note, GH loaned the Company $5,000 (the "July 2018 GH Note"). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note was payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). In July 2019, the Company and GH amended this note to extend the maturity date to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 (the "November 2018 GH Note"). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note was payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). In July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 unsecured promissory note (the “February 2020 GH Note”), an affiliate of a member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.  GH delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to GH have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with GH, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, GH has not exercised any of its remedies available upon a default for any of the aforementioned notes.

Golisano Holdings LLC

Mr. B. Thomas Golisano, a former member of the Company’s Board of Directors, is a principal of Golisano LLC.

November 2014 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The managing director of Penta, an institutional investor, was also a former director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano LLC acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. The Company and Golisano LLC amended this note to extend the maturity from November 5, 2020 to October 22, 2021. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan.

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

January 2016 Note Payable to Golisano Holdings LLC

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (the “Golisano LLC January 2016 Note”), an affiliate of a former member of our Board of Directors, Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Golisano Holdings LLC

Pursuant to a March 21, 2016 unsecured promissory note, Golisano LLC lent us $7,000 (the “Golisano LLC March 2016 Note”). The note was scheduled to mature on March 21, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

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

December 2016 Note Payable to Golisano Holdings LLC

Pursuant to a December 31, 2016 unsecured promissory note, as amended and restated, Golisano LLC lent us $2,500 (the “Golisano LLC December 2016 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; the maturity was subsequently extended to October 22, 2021.

March 2017 Note Payable to Golisano Holdings LLC

Pursuant to a March 14, 2017 unsecured promissory note, as amended and restated, Golisano LLC lent us $3,267 (the “Golisano LLC March 2017 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7). The note was scheduled to mature on December 30, 2019; the maturity was subsequently extended to October 22, 2021.

February 2018 Note Payable to Golisano Holdings LLC

Pursuant to a February 6, 2018 secured promissory note, Golisano LLC lent us $2,000 (the “Golisano LLC February 2018 Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. This note is secured by collateral and is subordinate to the indebtedness owed to MidCap. The note was scheduled to mature on February 6, 2021; the maturity was subsequently extended to October 22, 2021.

February 2020 Note Payable to Golisano Holdings LLC

Pursuant to a February 2020 unsecured promissory note (the “Golisano LLC February 2020 Note”), an affiliate of a former member of our Board of Directors, Golisano LLC lent us $2,500. The Golisano LLC February 2020 Note bears interest at an annual rate of 8%, with the principal payable at the maturity date of  October 22, 2021.

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

Macatawa Bank

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank (“Macatawa”) and was a member of the Company’s board of directors; he was an active member of both boards at the time of the Term Loan (as defined below). A former member of the Company’s Board of Directors, Mr. B. Thomas Golisano, and a member of the Company's Board of Directors, Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners, LLC (“463IP”). Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in Macatawa.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at SOFR Rate plus 1.05% per annum with a floor of 2.50%; the rate was 6.04% as of June 30, 2023. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $4,573 as of June 30, 2023.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of June 30, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,573 as of June 30, 2023.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of June 30, 2023, and changes during the six months then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2022	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, June 30, 2023	4,500,000	$0.01

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

Warrants Issued into Escrow

At June 30, 2023, there were 5,000,000 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. As of June 30, 2023, a subtenant still has not been found and as a result, the company incurred an impairment loss of $177 in general and administrative expenses. Currently the Company is still seeking new sub tenant opportunities to fill the space.

For the three months and six months ended June 30, 2023, the Company incurred $202 and $424, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $49 and $99 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

The lease agreement for 18,700 square feet of office space in Farmingdale, New York used by NutraScience Labs as its corporate office commenced on June 2, 2017 and was surrendered to the landlord, as part of the winding up of operations, on May 12, 2023. A loss of $20 was recorded in general and administrative expenses.

 As of June 30, 2023, the maturities of the Company’s lease liabilities were as follows:

2023 (excluding the six months ended June 30, 2023)	$659
2024	1,299
2025	1,333
2026	1,052
2027	306
Thereafter	-
Total lease payments	4,649
Less: imputed interest	(611)
Present value of lease liabilities	$4,038

Included below is other information regarding leases for the periods noted below.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Sublease income	$(162)	$(324)
Cash paid for operating leases	$366	$746
Weighted average remaining lease term (years) - operating leases	3.5	3.5
Weighted average discount rate – operating leases	8.25	8.25%

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2022 or June 30, 2023. As of June 30, 2023, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2023, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

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

We distribute one of the broadest branded product lines in the industry with approximately 75 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In most periods since our formation, we have generated losses from operations.

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs ("NSL") brand name. NSL facilitated the production of new supplements to market and reformulated existing products to include scientifically-backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

NSL facilitated the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products was to help our customers manufacture or reformulate dietary supplements for sale and distribution. We did this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplified the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We did not market these private label products, but rather sold the products to the customer, who was then responsible for the marketing, distribution, and sale to retailers or to their end customers.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2023, we had an accumulated deficit of $363.2 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $133.5 million at June 30, 2023. We also have $95.6 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or sale of assets during the current year. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all. If we cannot obtain additional funding when required, the Company may sell certain assets, enter into collaborations, strategic alliances, merger and acquisition activities, and licensing agreements, negotiate with its principal lenders, wind-up operations of other subsidiaries, or file for bankruptcy protection.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2023 and 2022

The following table summarizes our financial results for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Net sales	$4,879	$14,473	$(9,594)	(66)	$13,901	$27,724	$(13,823)	(50)
Cost of sales	4,105	10,711	(6,606)	(62)	10,916	19,533	(8,617)	(44)
Gross profit	774	3,762	(2,988)	(79)	2,985	8,191	(5,206)	(64)
Operating costs and expenses:
Selling expenses	270	821	(551)	67	709	1,745	(1,036)	(59)
General and administrative expenses	2,241	3,184	(943)	(30)	4,737	6,253	(1,516)	(24)
(Loss) income from operations	(1,737)	(243)	(1,494)	615	(2,461)	193	(2,654)	(1,375)

Other income (expense):
Interest expense, net	(2,205)	(1,976)	229	12	(4,322)	(3,812)	510	13
Other income (expense)	(43)	-	43	-	(13)	1,676	(1,689)	(101)
Total other expense, net	(2,248)	(1,976)	272	14	(4,335)	(2,136)	2,199	103

(Loss) before income taxes	(3,985)	(2,219)	(1,766)	(80)	(6,796)	(1,943)	(4,853)	250

Provision for income taxes	(6)	-			(6)	-

Total net (loss)	$(3,991)	$(2,219)	$(1,772)	(80)	$(6,802)	$(1,943)	$(4,859)	250

Net Sales

The decrease in our net sales of 66% and 50% for the three and six month periods ended June 30, 2023, respectively, compared to the same periods in 2022 was primarily due to reduced demand from some of our major customers as well as the impact of the onset of winding up NSL operations.

Gross Profit

Our overall gross profit decrease of 79% and 64% for the three and six month periods ended June 30, 2023 compared to the same periods in 2022 was primarily due to reduced demand from some of our major customers, as well as the onset of winding up NSL operations.

Selling Expenses

Our selling expenses decreased by 67% and 59% for the three and six month periods ended June 30, 2023 compared to the same periods in 2022, primarily due to the decrease of certain advertising costs as well as marketing consultants and curtailment of NSL advertising as part of the wind-up of NSL's operations.

General and Administrative Expenses

For the three and six month periods ended June 30, 2023, our general and administrative expenses decreased by 30% and 24% compared to the same periods in 2022 primarily due to a reduction in overhead expenses including surrender of NSL's main office and the resulting reduction in rent expense and reduction in payroll as part of the wind-up of NSL operations.

  Interest Expense, Net

Our interest expense, net increased by 12% and 13% for the three and six month periods ended June 30, 2023 compared to the same periods in 2022 primarily due to increased lending costs and the associated interest.

Other Income (Expense)

The decrease in other income (expense) of $43 for the three months ended June 30, 2023 compared to the same period in 2022 was due to the remeasurement impairment of the St. Petersburg lease during the three months ended June 30, 2022. The decrease in other income (expense) of $1,689 for the six months ended June 30, 2023 compared to the same period in 2022 was due to the forgiveness of the PPP Loan in early 2022.

 Liquidity and Capital Resources

At June 30, 2023, we had an accumulated deficit of $363.2 million primarily because of our history of operating losses. We had a working capital deficiency of $133.5 million at June 30, 2023. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of June 30, 2023, we had cash of $0.1 million. Cash provided by operating activities was $1.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we had repayments to our revolving credit facility of $1.7 million.

Our total liabilities decreased by $0.3 million to $145.9 million at June 30, 2023 from $146.2 million at December 31, 2022 primarily due to the decrease of $1.3 million in accounts payable and $1.7 million in notes payable and current portion of long-term debt; partially offset by an increase of $3.3 million in accrued interest.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2023 as a result of our net loss of $6.8 million, and an increase in net operating assets and liabilities of $3.0 million. By comparison, for the six months ended June 30, 2022, net cash used in operating activities was $4.9 million as a result of our net loss of $1.9 million, a decrease in net operating assets and liabilities of $3.6 million, forgiveness of our PPP Loan of $1.7 million, and other non-cash expenses totaling $0.4 million net.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2023, consisting of net repayments of $1.7 million to our revolving credit facility. Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2022, consisting of net borrowings of $1.5 million under our revolving credit facility.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2022 and the six months ended June 30, 2023 to support operations. We will need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We have determined that our internal controls over financial reporting during the year ended December 31, 2022 continue to be ineffective.

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

As of June 30, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,573 as of June 30, 2023.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of June 30, 2023, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CA	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Label.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

