Form 10-Q
period 2023-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2023-11-14
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock, par value $0.001, outstanding on November 9, 2023 was 259,092,833 shares.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS

Current assets:
Cash	$50	$866
Accounts receivable, net	1,005	1,217
Inventories, net	4,400	6,864
Prepaid expenses and other current assets	257	319
Current assets of discontinued operations	-	5,872
Total current assets	5,712	15,138

Property and equipment, net	15	19
Right-of-use assets	2,345	2,945
Intangible assets, net	120	120
Other assets	1,274	1,255
Non-current assets of discontinued operations	-	1,435

Total assets	$9,466	$20,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,533	$2,487
Lease liabilities	1,087	844
Accrued expenses and other current liabilities	3,996	1,628
Accrued interest	38,219	33,316
Notes payable and current portion of long-term debt	95,349	97,381
Current liabilities of discontinued operations	-	6,530
Total current liabilities	144,184	142,186

Long-term liabilities:
Lease liabilities	2,758	3,090
Long-term liabilities of discontinued operations	-	947
Total long-term liabilities	2,758	4,037

Total liabilities	146,942	146,223

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(368,589)	(356,424)
Total stockholders’ deficit	(137,476)	(125,311)

Total liabilities and stockholders' deficit	$9,466	$20,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$3,676	$4,597	$10,473	$14,271
Cost of sales	2,345	2,711	6,475	7,868

Gross profit	1,331	1,886	3,998	6,403

Operating costs and expenses:
Selling expenses	342	784	933	2,262
General and administrative expenses	1,191	2,019	3,769	4,889

Loss from operations	(202)	(917)	(704)	(748)

Other income (expense):
Interest expense, net	(2,107)	(2,064)	(6,429)	(5,876)
Other income (expense)	(16)	-	14	1,676

Total other expense	(2,123)	(2,064)	(6,415)	(4,200)

Loss before income taxes	(2,325)	(2,981)	(7,119)	(4,948)

Provision for income taxes	(25)	-	(32)	-

Net loss from continuing operations	(2,350)	(2,981)	(7,151)	(4,948)
Net income (loss) from discontinued operations, net of income taxes	(3,014)	55	(5,015)	79
Total net loss	$(5,364)	$(2,926)	$(12,166)	$(4,869)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)	(0.03)	(0.02)
Diluted earning per share	(0.01)	(0.01)	(0.03)	(0.02)
Net loss from discontinuing operation per share of common stock
Basic earning per share	(0.01)	-	(0.01)	-
Diluted earning per share	(0.01)	-	(0.01)	-
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - basic	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.02)	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net income	-	-	-	-	-	-	276	276
Balance, March 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(347,926)	(116,813)
Net loss	-	-	-	-	-	-	(2,219)	(2,219)
Balance, June 30, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(350,145)	(119,032)
Net loss	-	-	-	-	-	-	(2,926)	(2,926)
Balance, September 30, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(353,071)	$(121,958)

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)
Net loss	-	-	-	-	-	-	(3,991)	(3,991)
Balance, June 30, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(363,225)	(132,112)
Net loss	-	-	-	-	-	-	(5,364)	(5,364)
Balance, September 30, 2023	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(368,589)	$(137,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,166)	$(4,869)
Net income (loss) from discontinued operations	(5,015)	79
Net loss from continuing operations	(7,151)	(4,948)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33	125
Amortization of right-to-use assets	1,820	715
Provision for (recovery of) obsolete inventories	485	(547)
Provision for (recovery of) losses on accounts receivable	1,499	(391)
Forgiveness of PPP loan	-	(1,674)
Other non-cash items	140	373
Changes in operating assets and liabilities:
Accounts receivable	1,601	(152)
Inventories	4,523	(4,192)
Prepaid expenses and other current assets	502	783
Other assets	28	-
Accounts payable	(1,088)	(797)
Lease liabilities	(1,352)	(767)
Accrued expenses and other current liabilities	5,191	3,844
Net cash provided by (used in) continuing operation	1,216	(7,549)
Net cash provided by discontinued operation	1	-
Net cash provided by (used in) operating activities	1,217	(7,549)

Cash flows from investing activities:
Purchases of property and equipment	-	(99)
Net cash used in continuing operation	-	(99)
Net cash used in discontinued operation	-	-
Net cash used in investing operation	-	(99)

Cash flows from financing activities:
Net (repayment on) borrowings from revolving credit facility	(2,033)	4,303
Net cash provided by continuing operation	(2,033)	4,303
Net cash used in discontinued operation	-	-
Net cash provided by (used in) financing activities	(2,033)	4,303

Net decrease in cash	(816)	(3,345)
Cash at the beginning of the period	866	3,631

Cash at the end of the period	$50	$286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,068	$1,033

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

NSL facilitated the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products was to help our customers manufacture or reformulate dietary supplements for sale and distribution. We did this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplified the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We did not market these private label products, but rather sold the products to the customer, who was then responsible for the marketing, distribution, and sale to retailers or to their end customers. The services performed under NSL ceased with the abandonment of operations that began in July 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of September 30, 2023, we had an accumulated deficit of $368,589. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs as well as the abandonment of operations of NSL, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $138,472 as of September 30, 2023. We also have $95,349 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management is addressing operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or the sale of assets during the current year. There can be no assurance that sources of funding will be available when needed on acceptable terms or at all. If we cannot obtain additional funding when required, the Company may sell certain assets, enter into collaborations, strategic alliances, merger and acquisition activities, and licensing agreements, negotiate with its principal lenders, wind-up operations of other subsidiaries, or file for bankruptcy protection.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	September 30, 2023	December 31, 2022
Contract Liabilities - Customer Deposits	$2,098	$1,856
Contract Liabilities - Guaranteed Returns	41	45
	$2,139	$1,901

Disaggregation of Revenue

Revenue is disaggregated from contracts with customers by goods or services as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Product Sales	$3,676	$4,597
Fulfillment Services	-	-
	$3,676	$4,597

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Product Sales	$10,473	$14,271
Fulfillment Services	-	-
	$10,473	$14,271

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

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

We measure the allowance for credit losses on trade receivables on a collective (pool) basis when similar risk characteristics exist. We pool our trade receivables by type, wholesalers and retailers. Our historical credit loss experience provides the basis for our estimation of expected credit losses. We use a two-year average of annual loss rates as a starting point for our estimation and make adjustments to the historical loss rates to account for differences in current conditions impacting the collectability of our receivable pools. We generally monitor macroeconomic indicators to assess whether adjustments are necessary to reflect current conditions.

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2023, total allowances amounted to $3,045, of which $2,294 was related to doubtful accounts receivable and $32 was related to expected credit losses. As of December 31, 2022, total allowances amounted to $1,546, of which $534 was related to doubtful accounts receivable.

Net Income (Loss) per Common Share

Basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive potential common shares then outstanding. Potential dilutive common share equivalents consist of total shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock using the treasury stock method and the average market price per share during the period.

When calculating diluted income (loss) per share, if the effects are dilutive, companies are required to add back to net income the effects of the change in derivative liabilities related to warrants. Additionally, if the effects of the change in derivative liabilities are added back to net income, companies are required to include the warrants outstanding related to the derivative liability in the calculation of the weighted average dilutive shares.

The common shares used in the computation of our basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operation	$(2,350)	$(2,981)	$(7,151)	$(4,948)
Net income (loss) from discontinued operation, net of income taxes	$(3,014)	$55	$(5,015)	$79
Net (loss)	$(5,364)	$(2,926)	$(12,166)	$(4,869)

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833	259,092,833	259,092,833

Net (loss) per common share:
Basic EPS	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Diluted EPS	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 43% and 22% of total sales for the three months ended September 30, 2023 and 2022, respectively and 29% and 23% of total sales for the nine months ended September 30, 2023 and 2022, respectively. Sales to one of those customers were approximately 21% and 9% of total sales for the three months ended September 30, 2023 and 2022, respectively, and 12% and 9% of total sales for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from these three customers were approximately 18% and 28% of total accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

A single customer represents 3% and 2% of total accounts receivable as of September 30, 2023 and December 31, 2022, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

Revenue Recognition

           The Company recognizes revenue based on a five-step model in accordance with ASC 606. For our customer contracts: (i) we identify the contract with a customer; (ii) we identify the performance obligations in the contract; (iii) we determine the transaction price; (iv) we allocate the transaction price to the performance obligation; and (v) we recognize revenue when we satisfy the performance obligation. Our revenues are recorded at a point in time when the performance is fulfilled, which is when the product is shipped to or received by the customer.

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

Discontinued operations

We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal meets the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). In our consolidated statements of cash flows, the cash flow from discontinued operations are separately classified/reported. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relate to continuing operations (See Note 9, Discontinued Operations)

Accounting Pronouncements - Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit losses (Topic 326): Measurement of Credit losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this standard prospectively on the first day of our 2023 fiscal year. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance to companies to ease the potential burden associated with transitioning away from reference rates that are expected to be discontinued. The new guidance provides optional expedients and exceptions to apply GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. We adopted this standard prospectively on December 14, 2022, on one of our term loan notes and agreements which was amended on this date to transition from LIBOR to the secured overnight financing rate (“SOFR”). The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	September 30, 2023	December 31, 2022
Raw materials	$383	$377
Finished goods	4,725	6,710
	5,108	7,087
Reserve for obsolete inventory	(708)	(223)

Inventories, net	$4,400	$6,864

Inventories, net consisted of the following from discontinued operations:

	September 30, 2023	December 31, 2022
Raw materials	$-	$529
Finished goods	-	2,014
	-	2,543
Reserve for obsolete inventory	-	-

Inventories, net	$-	$2,543

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	September 30, 2023	December 31, 2022
Machinery and equipment	$-	$-
Leasehold improvements	-	-
Computers and other	58	34
	58	34
Accumulated depreciation and amortization	(43)	(15)

Property and equipment, net	$15	$19

Property and equipment, net consisted of the following from discontinued operations:

	September 30, 2023	December 31, 2022
Machinery and equipment	$-	$124
Leasehold improvements	-	118
Computers and other	-	34
	-	276
Accumulated depreciation and amortization	-	(107)

Property and equipment, net	$-	$169

Depreciation and amortization expense totaled $9 and $14 for the three months ended September 30, 2023 and 2022, respectively, and totaled $33 and $38 for the nine months ended September 30, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the three months ended September 30, 2023. Amortization expense was $29 for the three months ended September 30, 2022. There was no amortization expense for the nine months ended September 30, 2023. Amortization expense was $87 for the nine months ended September 30, 2022.

Note 6 – Debt

Debt consisted of the following:

	September 30,	December 31,
	2023	2022
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	15,000	15,000
Total related party debt	91,073	91,073

Senior Credit Facility with Midcap	4,276	6,308

Total debt	95,349	97,381
Less current portion	95,349	97,381

Long-term debt	$-	$-

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

January 2016 Note Payable to Great Harbor Capital, LLC

Pursuant to a January 28, 2016 unsecured promissory note (the “January 2016 GH Note”) with Great Harbor Capital, LLC (“GH”), an affiliate of a former member of our Board of Directors, GH lent us $2,500. The January 2016 GH Note bears interest at an annual rate of 8.5%, with the principal payable in 24 monthly installments of $104 which payment was to commence on February 28, 2017 but was deferred to August 31, 2019. We issued a warrant into escrow in connection with this loan (see GH Escrow Warrants in Note 7). The original maturity date of the January 2016 GH Note was January 28, 2019; the maturity was subsequently extended to June 30, 2019 and October 22, 2021.

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

July 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a July 27, 2018 secured promissory note, GH loaned the Company $5,000 (the “July 2018 GH Note”). The July 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning September 1, 2018. The principal of the July 2018 GH Note was payable at maturity on January 27, 2020. The July 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). In July 2019, the Company and GH amended this note to extend the maturity date to October 22, 2021.

The July 2018 GH Note is subordinate to the indebtedness owed to MidCap. The July 2018 GH Note is senior to the indebtedness owed to Little Harbor and Golisano LLC.

November 2018 Note Payable to Great Harbor Capital, LLC

Pursuant to a November 5, 2018 secured promissory note, GH loaned the Company $4,000 (the “November 2018 GH Note”). The November 2018 GH Note bears interest at an annual rate of 8.5%, with the principal payable on maturity. Interest on the outstanding principal accrues at a rate of 8.5% per year and is payable monthly on the first day of each month, beginning December 1, 2018. The principal of the November 2018 GH Note was payable at maturity on November 5, 2020. The November 2018 GH Note is secured by collateral. We issued a warrant to GH in connection with this loan (see GH Warrants in Note 7). In July 2019, the Company and GH amended this note to extend the maturity to October 22, 2021.

February 2020 Note Payable to Great Harbor Capital, LLC

Pursuant to a February 2020 unsecured promissory note (the “February 2020 GH Note”), an affiliate of a former member of our Board of Directors, GH lent us $2,500. The February 2020 GH Note bears interest at an annual rate of 8%, with the principal payable at the maturity of October 22, 2021.  GH delivered a deferment letter pursuant to which GH agreed to defer all payments due under the aforementioned notes held by GH, through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the notes.

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

February 2015 Note Payable to Golisano Holdings LLC (formerly payable to Penta Mezzanine SBIC Fund I, L.P.)

On February 6, 2015, we raised proceeds of $1,999, less certain fees and expenses, from the issuance of a secured note payable to Penta. The proceeds were restricted to pay a portion of the acquisition of the customer relationships of Nutricap. On March 8, 2017, Golisano LLC acquired this note payable from Penta (the “Second Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017, and decreased to 8% per year thereafter, payable monthly. On August 30, 2017, we entered into an amendment with Golisano LLC which extended payment of principal to maturity. We issued a warrant to Penta to purchase 869,618 shares of the Company’s common stock in connection with this loan. The note matured on October 22, 2021.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Golisano LLC have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the Golisano LLC, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Golisano LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the “Term Loan”) in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at the SOFR rate plus 1.05% per annum with a floor of 2.50%; the rate was -% as of September 30, 2023. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

In connection with the Term Loan, 463IP has entered into a limited guaranty, dated as of December 4, 2018, in favor of Macatawa (the “Limited Guaranty”) pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest. On October 28, 2019, the Term Loan was amended and GH and Golisano LLC replaced 463IP as “Entity Guarantor” as defined in the Term Loan, and provided their guaranties for payment of the Company’s indebtedness and obligations under the Term Loan.

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

On January 22, 2019, we entered into Amendment Sixteen to the Credit and Security Agreement (the “MidCap Sixteenth Amendment”). The MidCap Sixteenth Amendment reduced the revolving credit facility amount from a total of $17,000 to a total of $5,000 and extended the expiration date from January 22, 2019 to April 22, 2019.

On February 13, 2019, MidCap informed the Company that MidCap had re-assigned all of its rights, powers, privileges and duties as “Agent” under the Credit and Security Agreement, as well as all of its right, title and interest in and to the revolving loans made under the facility from Midcap Funding X Trust to MidCap IV Funding.

On April 22, 2019, we entered into Amendment Seventeen to the Credit and Security Agreement (the “MidCap Seventeenth Amendment”), which effectively increased the revolving credit facility amount to $12,000 and renewed the Senior Credit Facility for an additional two years expiring on April 22, 2021.

On April 22, 2021, we entered into Amendment Eighteen to the Credit and Security Agreement (the “MidCap Eighteenth Amendment”), which effectively updated the unused line fee to 0.375% per annum, updated the interest rates to 3.75% per annum, and renewed the Senior Credit Facility for an additional three years expiring on April 22, 2024.

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $4,276 as of September 30, 2023.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation (“TCC”), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association (“Fifth Third Bank”) in the amount of $1,674 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the “PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “PPP Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin December 1, 2020. TCC used the proceeds of the PPP Loan for payroll, office rent, and utilities, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration (“SBA”). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,674.

February 2021 Note Payable to Fifth Third Bank N.A.

On February 9, 2021, TCC received the proceeds of a second loan from Fifth Third Bank in the amount of $1,344 (the “Second PPP Loan”) obtained under the Paycheck Protection Program. The Second PPP Loan, evidenced by a promissory note dated February 5, 2021 (the "Second PPP Note”), had a two-year term and bore interest at a rate of 1.0% per annum, with expected monthly principal and interest payments that were due to begin September 1, 2021. TCC used the proceeds of the Second PPP Loan for payroll, which allowed the Company to seek forgiveness for this loan.

           The company submitted its application for 100% forgiveness for this loan in November 2021. In December 2021, the full amount of the Second PPP Loan was forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,344.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of September 30, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,276 as of September 30, 2023.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of September 30, 2023, and changes during the nine months then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2022	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, September 30, 2023	4,500,000	$0.01

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “July 2018 GH Warrant”). The Company has reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expires on July 27, 2024. The July 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which was amortized over the original term of the July 2018 GH Note.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “November 2018 GH Warrant”). The Company has reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expires on November 5, 2024. The November 2018 GH Warrant is also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which was amortized over the original term of the November 2018 GH Note.

Warrants Issued into Escrow

At September 30, 2023, there were 3,636,364 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Golisano 2018 Warrant”). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expires on February 6, 2024.

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

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the “February 2018 GH Warrant”). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expires on February 6, 2024.

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. As of September 30, 2023, a subtenant still has not been found and as a result, the company incurred an impairment loss of $177 in general and administrative expenses. Currently the Company is still seeking new sub tenant opportunities to fill the space.

For the three months and nine months ended September 30, 2023, the Company incurred $171 and $595, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $49 and $148 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

In September 2023, the Company amended one of its lease agreements to extend the lease for 1,533 square feet of office space in Boca Raton, Florida for an additional 12 calendar months, commencing on November 1, 2023 and expiring on October 31, 2024.

The lease agreement for 18,700 square feet of office space in Farmingdale, New York used by NutraScience Labs as its corporate office commenced on June 2, 2017 and was surrendered to the landlord, as part of the abandonment of operations, on May 12, 2023. A loss of $20 was recorded in general and administrative expenses.

The lease agreement for 13,500 square feet of office space in Hauppauge, New York used by NutraScience Labs as its secondary office space and warehouse commenced on May 1, 2021 and was forfeited to the landlord, as part of the abandonment of operations, on September 30, 2023. A loss of $454 was recorded in general and administrative expenses.

As of September 30, 2023, the maturities of the Company’s lease liabilities were as follows:

2023 (excluding the nine months ended September 30, 2023)	$335
2024	1,353
2025	1,333
2026	1,052
2027	306
Thereafter	-
Total lease payments	4,379
Less: imputed interest	(534)
Present value of lease liabilities	$3,845

Included below is other information regarding leases for the periods noted below.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Sublease income	$(163)	$(488)
Cash paid for operating leases	$318	$1064
Weighted average remaining lease term (years) - operating leases	3.5	3.5
Weighted average discount rate – operating leases	8.25%	8.25%

Note 9 – Discontinued Operations

Throughout Q3 FY23, the Company took steps to cease the operations of its fully owned subsidiary, NSL. By September 30, 2023 the aggregation of these efforts resulted in the abandonment of the remaining assets associated with the subsidiary. The Company no longer retains access to the facilities and warehousing locations previously associated with NSL operations. The loss recognized related to the disposal was ($1,220) .

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

December 31, 2022
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Cash and cash equivalents	$2
Accounts receivable, net	2,887
Inventories, net	2,544
Prepaid expenses	439
Current assets of discontinued operations	$5,872

Property and equipment, net	$168
Intangible assets, net	-
Goodwill	-
Right of use assets, net	1,220
Deposits and other assets	47
Non-current assets of discontinued operations	$1,435

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,134
Accrued expenses	2,081
Short-term operating lease liabilities	315
Deferred revenues	-
Current liabilities of discontinued operations	$6,530

Long-term operating lease liabilities	947
Non-current liabilities of discontinued operations	$947

The operating results of our discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1	$10,926	$7,106	$28,976
Cost of sales	(9)	(9,527)	(6,796)	(23,903)
Operating costs and expense	(3,006)	(1,344)	(5,325)	(4,994)
Income (loss) from discontinued operations before Provision for income taxes	(3,014)	55	(5,015)	79
Provision expense (benefit) for income taxes	-	-	-	-
Income (loss) from discontinued operations, net of tax	$(3,014)	$55	$(5,015)	$79

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2022 or September 30, 2023. As of September 30, 2023, - shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2023, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “predicts”, “hopes”, “should”, “plans”, “will” and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the ongoing COVID-19 pandemic; wide spread health concerns; supply chain disruptions; the impact of inflation; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

We distribute one of the broadest branded product lines in the industry with approximately 70 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In most periods since our formation, we have generated losses from operations.

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

NSL facilitated the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics and probiotics, supplements for weight management, and sports nutrition supplements. Our role in the production of these products was to help our customers manufacture or reformulate dietary supplements for sale and distribution. We did this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplified the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We did not market these private label products, but rather sold the products to the customer, who was then responsible for the marketing, distribution, and sale to retailers or to their end customers. The services performed under NSL ceased with the abandonment of operations that began in July 2023.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2023, we had an accumulated deficit of $368.6 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $138.5 million at September 30, 2023. We also have $95.3 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management has addressed operating issues through the following actions: focusing on growing the core business and brands; continuing emphasis on major customers and key products; reducing manufacturing and operating costs and continuing to negotiate lower prices from major suppliers. We will need to raise additional capital through debt, equity or the sale of assets during the current year. There can be no assurance that sources of funding will be available when needed on acceptable terms or at all. If we cannot obtain additional funding when required, the Company may sell certain assets, enter into collaborations, strategic alliances, merger and acquisition activities, and licensing agreements, negotiate with its principal lenders, wind-up operations of other subsidiaries, or file for bankruptcy protection.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2023 and 2022

The following table summarizes our financial results for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Net sales	$3,676	$4,597	$(921)	(20)	$10,473	$14,271	$(3,798)	(27)
Cost of sales	2,345	2,711	(366)	(14)	6,475	7,868	(1,393)	(18)
Gross profit	1,331	1,886	(555)	(29)	3,998	6,403	(2,405)	(38)
Operating costs and expenses:
Selling expenses	342	784	(442)	(56)	933	2,262	(1,329)	(59)
General and administrative expenses	1,191	2,019	(828)	(41)	3,769	4,889	(1,120)	(23)
Loss from operations	(202)	(917)	715	(78)	(704)	(748)	44	(6)

Other income (expense):
Interest expense, net	(2,107)	(2,064)	43	2	(6,429)	(5,876)	553	9
Other income (expense)	(16)	-	16	-	14	1,676	(1,662)	(99)
Total other expense, net	(2,123)	(2,064)	59	3	(6,415)	(4,200)	2,215	53

Loss before income taxes	(2,325)	(2,981)	656	22	(7,119)	(4,948)	(2,171)	44

Provision for income taxes	(25)	-	(25)	-	(32)	-	(32)	-

Net loss from continuing operation	(2,350)	(2,981)	631	21	(7,151)	(4,948)	(2,203)	45
Net income (loss) from discontinued operation, net of income taxes	(3,014)	55	(3,069)	-	(5,015)	79	(5,094)	-
Total net loss	$(5,364)	$(2,926)	$(2,438)	(83)	$(12,166)	$(4,869)	$(7,297)	150

Net Sales

The decrease in our net sales of 20% and 27% for the three and nine month periods ended September 30, 2023, respectively, compared to the same periods in 2022 was primarily due to reduced demand from some of our major customers and a market shift away from higher priced brands due to current economic conditions.

Gross Profit

Our overall gross profit decrease of 29% and 38% for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022 was primarily due to reduced demand from some of our major customers, increased promotional costs to drive demand, and increases to input costs.

Selling Expenses

Our selling expenses decreased by 56% and 59% for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022, primarily due to the decrease of certain advertising costs as well as decreased fees paid to marketing consultants.

General and Administrative Expenses

For the three and nine month periods ended September 30, 2023, our general and administrative expenses decreased by 41% and 23% compared to the same periods in 2022 primarily due to a reduction in overhead expenses including staffing expenses, professional service fees, and insurance expenses.

  Interest Expense, Net

Our interest expense, net increased by 2% and 9% for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022 primarily due to increased lending costs and the associated interest.

Other Income (Expense)

The decrease in other income (expense) of $16 for the three months ended September 30, 2023 compared to the same period in 2022 was due to the remeasurement impairment of the St. Petersburg lease during the three months ended September 30, 2022. The decrease in other income (expense) of $1,662 for the nine months ended September 30, 2023 compared to the same period in 2022 was due to the forgiveness of the PPP Loan in early 2022.

 Liquidity and Capital Resources

At September 30, 2023, we had an accumulated deficit of $368.6 million primarily because of our history of operating losses. We had a working capital deficiency of $138.5 million at September 30, 2023. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of September 30, 2023, we had cash of $0.1 million. Cash provided by operating activities was $1.2 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we had repayments to our revolving credit facility of $2.0 million.

Our total liabilities increased by $0.7 million to $146.9 million at September 30, 2023 from $146.2 million at December 31, 2022 primarily due to the decrease of $3.0 million in accounts payable and $2.0 million in notes payable and current portion of long-term debt; partially offset by an increase of $4.9 million in accrued interest.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2023 as a result of our net loss of $12.2 million, and an increase in net operating assets and liabilities of $9.4 million. By comparison, for the nine months ended September 30, 2022, net cash used in operating activities was $7.5 million as a result of our net loss of $4.9 million, a decrease in net operating assets and liabilities of $1.3 million, forgiveness of our PPP Loan of $1.7 million, and other non-cash expenses totaling $0.4 million net.

Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2023, consisting of net repayments of $2.0 million to our revolving credit facility. Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2022, consisting of net borrowings of $4.3 million under our revolving credit facility.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2022 and the nine months ended September 30, 2023 to support operations. We will need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lenders, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

The Company has a lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control processes. The Company’s ability to address this material weakness is limited due to the lack of financing.

Although the Company is working to remediate this material weakness, it currently has not been resolved. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic or annual reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of those financial statements.

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

Remediation in Internal Control over Financial Reporting

To address the material weakness related to appropriate staffing, the Company made efforts to hire, train and retain appropriate staff in the accounting, finance and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staff should help to proactively identify and account for transactions of a complex or non-routine nature, identify and reduce inefficiencies, and better identify weaknesses in internal controls. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley compliance, including enhanced documentation of process and general controls. However, the Company has not yet been able to complete all of the training and additional staffing may still be required.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $4,276 as of September 30, 2023.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of September 30, 2023, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, GH and Golisano LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

