Form 10-K
period 2023-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2024-03-19
CIK 1590695

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2023 was $3,257,773 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on March 15, 2024 was 259,092,833 shares.

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

In September 2014, TCH became a holding company with the completion of a Plan of Merger (“Merger”) between Twinlab Consolidation Corporation (“TCC”) and a subsidiary of TCH with TCC surviving the Merger as a wholly-owned subsidiary of TCH. Our operational focus redirected to TCC which, through its operating subsidiaries, developed, manufactured, and marketed high-quality, science-based nutritional supplements, as well as through our consolidation strategy of additional acquisitions and integration of acquired companies, as more fully described below under "Business Strategy." As part of such strategy, following the Merger, we focused significantly on successfully obtaining funding for and completing two acquisitions for which TCC had acquired options prior to the Merger, and which, in combination with the TCC operating businesses acquired in the Merger, form the foundation for our consolidation and growth strategy. The first was the acquisition of the customer relationships of Nutricap Labs, LLC ("Nutricap"), a provider of dietary supplement contract manufacturing services, into our subsidiary NutraScience Labs, Inc. (sometimes referred to herein as "NutraScience" or "NSL") on February 6, 2015.  The second was the acquisition of 100% of the equity interests of Organic Holdings, LLC ("Organic Holdings"), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, on October 5, 2015. With this acquisition, we significantly expanded our brand portfolio through the addition of a market leader for resveratrol and collagen supplements in the expanding healthy aging and beauty from within categories. The addition of innovative new brands and concepts is what ties together the TCC family of brands.

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

In Q3 2023, due to history of operating losses associated with private label distributions business under NSL brand name, the Company has decided to cease operations associated with NSL. As such, NutraScience's fixed assets are determined to have minimal economic value to the Company and are disposed of through abandonment concurrently with the ceased operation.

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

Through NutraScience Labs we also provided services between private label distributors and contract manufacturers. Our services business involved the facilitation of manufacture of custom products to the specifications of a customer who required finished products under the customer’s own brand name. We did not market these private label products as our business was to sell the products to the customer, who then marketed and sold the products to retailers or end consumers. The operations performed under NutraScience Labs ceased with the abandonment of operations that began in July 2023.

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

NutraScience Labs, Inc.

NutraScience Labs helped dietary supplement companies bring high-quality formulations to the market by delivering best-in-class, turnkey manufacturing, packaging design, and fulfillment services “under one roof”. Marketing activities for NutraScience Labs focused on promoting the services it offered with a focus on acquiring new customers through digital marketing and trade media and not advertising of products. The services performed under NutraScience Labs ceased with the abandonment of operations that began in July 2023.

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

Significant Customers

Sales to our top three customers aggregated to approximately 31% and 21% of total consolidated sales in 2023 and 2022, respectively. Sales to one of those customers were approximately 15% and 8% of total sales in 2023 and 2022, respectively. Accounts receivable from these customers were approximately 33% and 28% of total accounts receivable as of December 31, 2023 and 2022, respectively.

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

In 2018, we transitioned out of manufacturing in the Company’s Utah manufacturing facility and leveraged the supply chain of the Company’s subsidiary, NutraScience Labs., and third-party logistics providers. This allows us to utilize exclusive technologies and processes that contribute to product innovation, while still providing the high-quality products our customers know us for. The services performed under NutraScience Labs ceased with the abandonment of operations that began in July 2023.

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality assurance personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers are good. Our top two suppliers accounted for 18% of our purchases for the year ended December 31, 2023. Whenever possible, we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

Employees

As of March 15, 2024, we had approximately 17 full-time employees and 1 part-time employee. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Adverse economic conditions related to the COVID-19 pandemic or future pandemic may harm our business.

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

Certain states and cities, including where our principal place of business is located, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and/or restrictions on types of business that may continue to operate. While these restrictions have been lifted or significantly curtailed, the Company cannot predict if future impacts of COVID-19, including the emergence of new variants, will lead to the reinstitution of similar restrictions or the implementation of new restrictions. The COVID-19 pandemic has negatively impacted almost every industry directly or indirectly, including industries in which the Company and our customers and business partners operate. The effects of an ongoing period of remote work, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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

Key management employees of the company and its subsidiaries include Kyle Casey as the Interim Chief Executive Officer and Chief Financial Officer. This key management employee is primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain him and to continue to attract additional qualified individuals to our management team. We have experienced several resignations from management and the Board of Directors in 2022, including Craig Fabel who served as the Chief Executive Officer, Daniel DiPofi who previously served as Chief Executive Officer, and B. Thomas Golisano and Seth Ellis who were members of the Board of Directors. The loss or limitation of the services of any of our key management employees or members of our Board of Directors or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. During the fourth quarter of fiscal 2023, we completed our annual impairment test of goodwill and intangible assets and recognized impairment charges, see Note 5 in the Notes to Consolidated Financial Statements included in this report.

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

Additional financing might not be available on terms favorable to us, or at all. The economic impact of world events and inflation could make it more difficult or challenging to obtain additional financing or adversely affect the favorability of the terms of any available financing. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop, or enhance our business or otherwise respond to competitive pressures would be significantly limited.

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

We had recurring net operating losses in fiscal year 2023.  We had negative working capital at the end of fiscal year 2023 and 2022. As of December 31, 2023, and 2022, our accumulated deficit was $370.1 million and $356.4 million, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Our independent registered public accounting firm has issued its report dated March 19, 2024, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

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

Management and our audit committee will continue to monitor the effectiveness of our internal controls and procedures. Other than as described above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 1C.	Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board of Directors .

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K.

Item 2.	Properties

We occupy approximately 1,500 rentable square feet on the 2nd floor of an office building in Boca Raton, Florida under a lease that expires October 2024. We lease approximately 13,000 rentable square feet on the 3rd floor of office space within the same building of our current office in Boca Raton, Florida under a lease agreement that expires February 2026. On October 1, 2021, we entered into a sublease agreement for the 3rd floor.

We occupied certain space at NutraScience's offices in Farmingdale, New York under a lease agreement that was surrendered to the landlord, as part of the abandonment of operations, on May 12, 2023.

We also occupied additional space at NutraScience's facilities in Hauppauge, New York under a lease agreement that was forfeited to the landlord, as part of the abandonment of operations, on September 30, 2023.

We had possession of approximately 30,600 rentable square feet of office space, evenly split between the 5th and 6th floor of an office building in St. Petersburg, Florida under a lease that expires April 30, 2027. On December 1, 2019, we entered into a sublease for the 6th floor space that expires April 2027, and on December 1, 2016, we entered into a sublease for the 5th floor space which expired on June 30, 2022. Currently the Company is seeking new sub tenant opportunities to fill the 5th floor space.

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

Holders of Common Stock

As of March 15, 2024, there were approximately 375 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

We distribute one of the broadest branded product lines in the industry with approximately 77 stock keeping units, or SKUs. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers. In most periods since our formation, we have generated losses from operations.

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs ("NSL") brand name. NSL facilitated the production of new supplements to market and reformulates existing products to include scientifically-backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

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

In Q3 2023, due to history of operating losses associated with private label distributions business under NSL brand name, the Company has decided to cease operations associated with NSL. As such, NutraScience’s fixed assets were determined to have minimal economic value to the Company and were disposed of through abandonment concurrently with the ceased operation.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2023, we had an accumulated deficit of $370.1 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $140.1 million at December 31, 2023. We also have $93.6 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,		Increase	%
	2023	2022	(Decrease)	Change
Net sales	$13,617	$17,208	$(3,591)	(21)%
Cost of sales	8,605	9,024	(419)	(5)%

Gross profit	5,012	8,184	(3,172)	(39)%

Operating costs and expenses:
Selling expenses	1,161	2,656	(1,495)	(56)%
General and administrative expenses	5,240	6,970	(1,730)	(25)%
Impairment of goodwill and intangible assets	-	340	(340)	(100)%

Loss from operations	(1,389)	(1,782)	393	22%

Other expense:
Interest expense, net	(8,271)	(7,902)	(369)	5%
Other income	41	1,676	(1,635)	98%

Total other expense	(8,230)	(6,226)	(2,004)	32%

Loss before income taxes	(9,619)	(8,008)	(1,611)	20%

Provision for income taxes	(43)	(25)	(18)	72%

Net loss from continuing operations	(9,662)	(8,033)	(1,629)	20%
Net loss from discontinued operations, net of income taxes	(4,052)	(189)	(3,863)	2,044%
Total net loss	$(13,714)	$(8,222)	(5,492)	67%

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net loss per common share - basic	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net loss per common share - diluted (See Note 2)	$(0.05)	$(0.03)

Net Sales

The decrease in our net sales by 21% for the year ended December 31, 2023 compared to 2022, is primarily due to production backlogs at manufacturers, resulting in extended lead-time for production and fulfillment of sales, as well as a reduction in demand from some of our major customers and retailers for some of our branded products.

Gross Profit

Our overall gross profit decrease of 39% for the year ended December 31, 2023 compared to 2022, is primarily due to reduced demand from some of our major customers and increased product input costs at the supplier and manufacturing levels.

Selling Expenses

Our selling expenses decreased by 56% for the year ended December 31, 2023 compared to 2022, primarily due to the reduction of certain advertising costs, such as marketing consultants and brand ambassadors as we did not have a major product launch in 2023 as occurred in the prior year.

General and Administrative Expenses

Our general and administrative expenses decreased by 25% for the year ended December 31, 2023 compared to 2022, primarily due to modifications to staffing levels resulting in decreased salary costs, as well as a reduction in other costs such as insurance, made by proactively assessing all costs and ensuring that expenses are right-sized for a leaner company.

Impairment of Goodwill and Intangible Assets

Due to the immaterial net book value of our remaining intangible assets, annual impairment testing was not performed nor was an impairment loss recognized in 2023. During the fourth quarter of fiscal 2022, we completed our annual impairment test of goodwill and intangible assets and recognized impairment of $0.3 million as of December 31, 2022.

Interest Expense, Net

Our interest expense increased by $0.4 million or 5% for the year ended December 31, 2023 compared to 2022. The increase is primarily due to rising interest rates on existing debt.

Other Income

The decrease in other income of 98% is related to the forgiveness of our remaining PPP Loans in 2022. Other income for the year ended December 31, 2023 related to the sale of certain domain names no longer in use.

Liquidity and Capital Resources

At December 31, 2023, we had an accumulated deficit of $370.1 million primarily because of our history of operating losses. We had a working capital deficiency of $140.1 million at December 31, 2023. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt. As of December 31, 2023, we had cash of $19 thousand. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. Net cash used in operating activities for the year ended December 31, 2023 was $2.9 million. During the year ended December 31, 2023, we incurred net borrowings from our revolving credit facility of $3.6 million.

Our total liabilities increased by $1.8 million to $148.0 million at December 31, 2023 from $146.2 million at December 31, 2022. This increase in our total liabilities was primarily due to the increase of $0.6 million in accrued interest and $0.4 in accounts payable, partially offset by an increase of $0.2 million in accrued expenses and other current liabilities.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $2.9 million for the year ended December 31, 2023 as a result of our net loss of $13.7 million, other non-cash expenses totaling $0.1 million net, and an increase in net operating assets and liabilities of $2.8 million. By comparison, for the year ended December 31, 2022, net cash used in operating activities was $4.3 million as a result of our net loss of $8.2 million, forgiveness of PPP loan of $1.7 million, a non-cash impairment of goodwill and intangible assets of $0.3 million, other non-cash expenses totaling $1.1 million net, and an increase in net operating assets and liabilities of $4.2 million.

Net cash used in financing activities was $3.7 million for the year ended December 31, 2023, consisting of net payments of $3.6 million under our revolving credit facility. Net cash provided by financing activities was $1.6 million for the year ended December 31, 2022, consisting of net borrowings on our revolving credit facility of $1.6 million.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2023 to support operations. We will need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor (defined below), Little Harbor (defined below) and Golisano Holdings (defined below) pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We continue to anticipate extending the maturity dates and related payment deferrals with the lending parties, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

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

Material Contractual Obligations

As of December 31, 2023, we had total debt of $93.6 million, of which $90.8 million is considered to be related-party debt. For discussion of our debt financing, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

Effective April 7, 2015, we entered into an operating lease agreement for approximately 31,000 square feet of office space in St. Petersburg, Florida (the "St. Petersburg Lease"). The agreement expires in April 2027 and has a monthly base rent of $59 thousand for year 1 to $76 thousand for year 12.

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

On June 2, 2017, we entered into an operating lease agreement for approximately 18,700 square feet of office space in Farmingdale, New York. The lease agreement was surrendered to the landlord as part of the abandonment of operations of NutraScience Labs on May 12, 2023.

On July 12, 2019, we entered into a sublease agreement to sublease the other half of the 31,000 square feet of office space in St. Petersburg, Florida. The sublease term commenced on December 1, 2019 and expires on April 30, 2027.

On April 22, 2021, we entered into an operating lease agreement for approximately 13,500 square feet of office space in Hauppauge, New York. The agreement was surrendered to the landlord as part of the abandonment of operations of NutraScience Labs on September 30, 2023.

On August 26, 2021, we entered into an operating lease agreement for an additional 1,500 square feet approximately of office space in Boca Raton, Florida. The agreement expires in October 2024 and has a monthly base rent of $5 thousand. The commencement date was September 2021, the date on which we moved our main executive offices from 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431 to 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.

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

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2022 related to the following:

•	Selection and testing of our third-party logistics and fulfillment provider

•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

We have addressed the material weakness related to our third-party logistics and fulfillment provider in 2022. However, we are still addressing the material weakness related to staffing and the ability to close the books timely and accurately.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2023, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have determined that our internal controls over financial reporting during the year ended December 31, 2023 continues to be ineffective.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
David L. Van Andel	63	2015	Chairman of the Board/Director
Anthony Zolezzi	70	2018	Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

DAVID L. VAN ANDEL	Age 63

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

ANTHONY ZOLEZZI	Age 70

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

DANIEL DIPOFI	Age 62

Mr. DiPofi was appointed to the Board on January 1, 2021. He served as the Company's Chief Executive Officer from January 2020 to August 2022. Mr. DiPofi resigned from the Board, effective November 30, 2023.

We believe that all of our current Board members possess the professional and personal qualifications necessary for Board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies above.

(b)     Identification of Executive Officers

The following table identifies our current executive officer:

Name	Age	Position
Kyle Casey	40	Chief Executive Officer (Interim) and Chief Financial Officer

KYLE CASEY	Age 40

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

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2023 ("Fiscal 2023") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2023.

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

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2023 Summary Compensation Table" below. In 2023, our "named executive officer" consisted of the following:

               Craig Fabel, former Chief Executive Officer

Kyle Casey, Interim Chief Executive Officer and Chief Financial Officer

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and December 31, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Craig Fabel(1)	2023	41,539	—	—	41,539
Former Chief Executive Officer	2022	360,000	—	—	360,000

Kyle Casey (3)	2023	324,734	—	—	324,734
Interim Chief Executive Officer and Chief Financial Officer	2022	302,311	—	—	302,311

1 Mr. Fabel was appointed as Chief Executive Officer of the Company effective December 2, 2022. Mr. Fabel resigned from his position as Chief Executive Officer of the Company effective January 26, 2023.

2 Mr. Casey was appointed Chief Financial Officer of the Company effective January 13, 2020. Mr. Casey was appointed as Interim Chief Executive Officer and Chief Financial Officer of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. On December 2, 2022 Mr. Casey remained as Chief Financial Officer of the Company and his annual base salary was adjusted back to $262,000. On January 26, 2023, Mr. Casey was re-appointed as Interim Chief Executive Officer, in addition to his regular position as Chief Financial Officer, and his salary was modified to a base salary of $345,000.

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

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Fabel's base annual salary was $41,539 in 2023 and $360,000 in 2022. There was no discretionary bonus in 2023 or 2022. In addition, Mr. Fabel was eligible to participate in the Company’s standard employee benefits programs available to senior executives.

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

Employment Agreement with Daniel DiPofi

Employment Term and Position

On January 13, 2020, the Company and Mr. DiPofi entered into an at-will employment agreement to serve as the Chief Executive Officer of the Company. There was no set employment term or notice period required prior to termination of employment. Mr. DiPofi resigned form his position as Chief Executive Officer of the Company effective August 1, 2022.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. DiPofi's base annual salary was $0 in 2023 and $200,000 in 2022. There was no discretionary bonus in 2022. In addition, Mr. DiPofi was eligible to participate in the Company’s standard employee benefits programs available to senior executives. Mr. DiPofi did not serve as an executive director of the Company at any time during fiscal year 2023, and therefore did not receive any compensation from the Company in fiscal year 2023.

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

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Casey's base annual salary went up from $262,000 in 2022 to $324,734 in 2023. Mr. Casey was appointed as Interim Chief Executive Officer, in addition to his regular position as Chief Financial Officer, of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. From December 2, 2022 until January 26, 2023, Mr. Casey did not serve as the Interim Chief Executive Officer and his salary was adjusted back to $262,000. As of January 26, 2023, Mr. Casey is again serving as Chief Executive Officer of the Company, in addition to his regular role as Chief Financial Officer, with an annual base salary of $345,000. Mr. Casey was eligible to participate in the Company's standard employee benefits program. There was no discretionary bonus paid in either 2022 or 2023.

Restrictive Covenants

Pursuant to the employment agreement, Mr. Casey is subject to (i) non-disclosure of confidential information restrictions while employed and for a period of two (2) years following the termination of employment, (ii) non-solicitation restrictions while employed and for a period of two (2) years following the termination of employment, and (iii) non-competition restrictions while employed and for a period of six (6) months following the termination of employment.

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each RSU relates to one share of the Company’s common stock. The RSU awards vested 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the RSUs and amortized the total estimated grant date value over the vesting periods. As of December 31, 2023, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching contributions but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2023 and 2022.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2023.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2023. We do not currently have an established compensation package for Board members.

Compensation Committee

Due to the recent resignations of B. Thomas Golisano and Seth Ellis, there are currently no members of the Board of Directors that serve on the Compensation Committee. In the meantime, any compensation decisions relating to our executive officers or directors will be handled by the independent members of the Board of Directors. The Compensation Committee is responsible for, among other matters:

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of March 15, 2024 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 259,092,833 shares of Common Stock outstanding as of March 15, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 15, 2024, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
	Shares of Common	Percentage of
Name and Address of beneficial owner [1]	Stock	Class
5% Stockholders
Little Harbor LLC[2]	33,168,948	12.80%
Great Harbor Capital, LLC[3]	52,832,266	18.65%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814	13.43%
Golisano Holdings LLC[5]	90,255,084	34.84%
Named Executive Officers and Directors
Kyle Casey	-	-
Anthony Zolezzi[6]	-	-
David L. Van Andel[7]	120,793,028	44.88%
Craig Fabel	-	-
All executive officers and directors as a group (4 persons)	120,793,028	44.88%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.
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

8	Mr. Fabel resigned from his position as Chief Executive Officer of the Company effective January 26, 2023.

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2023.

Number of
securities
remaining
	Number of		available for
	securities		future issuance
	to be issued		under equity
	upon	Weighted-average	compensation plans
	exercise of	exercise	(excluding
	outstanding	price of	securities
	options, warrant	outstanding	reflected in
Plan Category	and rights	options	column (a))
Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders	150,000	0.4	7,194,412
Total	150,000		7,194,412

Item 13.	Certain Relationships and Related Transactions, And Director Independence.

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

The following table summarizes the fees of Tanner LLC ("Tanner"), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services:

	December 31,	December 31,
Fee Category	2023	2022
Audit fees	$201,333	$215,901
Audit-Related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total fees	$201,333	$215,901

AUDIT FEES

Tanner billed the Company $201,333 and $215,901, respectively, in the aggregate for services rendered for the audits of the Company's 2023 and 2022 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2023 and 2022 fiscal years.

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

All of the audit, audit-related and tax services provided by Tanner LLC to us in 2023 and 2022 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2023 and 2022 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLC was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

10.177	Promissory Note, dated February 5, 2021, by and between Twinlab Consolidated Corporation and Fifth Third Bank (incorporated by reference from the Company’s current Report on Form 8-K filed on April 29, 2021).

10.178	Amendment No. 18 to Credit and Security Agreement, dated as of April 22, 2021, by and among Twinlab Consolidated Holdings, Inc., Twinlab Consolidation Corporation, Twinlab Holdings, Inc., ISI Brands Inc., Twinlab Corporation, NutraScience Labs, Inc., NutraScience Labs IP Corporation, Organic Holdings LLC, Reserve Life Organics, LLC, Resvitale, LLC, Re-Body, LLC, Innovitamin Organics, LLC, Organics Management LLC, Cocoawell, LLC, Fembody, LLC, Reserve Life Nutrition, L.L.C., Innovita Specialty Distribution, LLC, Joie Essance, LLC and MidCap Funding IV Trust (incorporated by reference from the Company's Current Report on Form 8-K filed on August 13, 2021).
10.179	Third Amendment to Term Loan Note and Agreement by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank (incorporated by reference from the Company's Annual Report on Form 10-K filed on March 31, 2023.

21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLC.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation. **
101.DEF	XBRL Taxonomy Extension Definition. **
101.LAB	XBRL Taxonomy Extension Label. **
101.PRE	XBRL Taxonomy Extension Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

** Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: March 19, 2024	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Kyle Casey	Interim Chief Executive Officer and Chief Financial Officer	March 19, 2024
Kyle Casey	(Principal Executive Officer and Principal Financial Officer)

/s/ David L. Van Andel
David L. Van Andel	Chairman of the Board of Directors	March 19, 2024

/s/ Anthony Zolezzi
Anthony Zolezzi	Director	March 19, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2023 and 2022 the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022 the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital, has incurred operating losses, and has a large accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations – Refer to Note 8 to the financial statements

Critical Audit Matter Description

Discontinued operations comprise of activities that were disposed of, discontinued, or held for sale, that represent a component of an entity or a group of components that can be clearly distinguished for operational and financial reporting purposes, and represent a strategic business shift that has (or will have) a major effect on the Company’s operations and financial results. In determining whether assets held for sale are discontinued operations, management makes significant and complex judgments. The Company determined that NutraScience Labs, Inc. ("NutraScience" or “NSL"), a private label distributor and contract manufacturer, meet the criteria to be presented as discontinued operations, in that the closing of this business represents a strategic shift that has a major effect on the Company’s operations and financial results.

We identified the Company's determination of discontinued operations for NutraScience Labs, Inc. as a critical audit matter because of the significant and complex judgments made. The determination of discontinued operations and the carve out of the discontinued operations by management for financial reporting required a high degree of audit effort and judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's determination and carve out of discontinued operations for the NutraScience Labs, Inc. included the following, among others:

  We evaluated management’s determination of discontinued operations for the NutraScience Labs, Inc. by:
    Evaluating management's judgments in determining whether the NutraScience Labs, Inc.  met the discontinued operations criteria through procedures performed, including, but not limited to, inquires of management, reading minutes from meetings of the Board of Directors and related committees, and disclosures in public filings regarding a strategic shift that will have a major effect on the Company’s future operations and financial results.
  Evaluating management's application of the Company's accounting policies and testing the completeness and accuracy of discontinued operations, as applicable.
  Evaluating the accuracy and completeness of the Company’s disclosures.

/s/ Tanner LLC

Salt Lake City, Utah

March 19, 2024

We have served as the Company’s auditors since 2014.

(PCAOB ID 270)

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2023	December 31, 2022
ASSETS

Current assets:
Cash	$19	$866
Accounts receivable, net	2,072	1,217
Inventories, net	3,402	6,864
Prepaid expenses and other current assets	194	319
Current assets of discontinued operations	-	5,872
Total current assets	5,687	15,138

Property and equipment, net	9	19
Right-of-use assets	1,889	2,945
Intangible assets, net	120	120
Other assets	1,290	1,255
Non-current assets of discontinued operations	-	1,435

Total assets	$8,995	$20,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,803	$2,487
Lease liabilities	1,426	844
Accrued expenses and other current liabilities	4,106	1,628
Accrued interest	39,851	33,316
Notes payable and current portion of long-term debt, net	93,637	97,381
Current liabilities of discontinued operations	-	6,530
Total current liabilities	145,823	142,186

Long-term liabilities:
Lease liabilities	2,197	3,090
Long-term liabilities of discontinued operations	-	947
Total long-term liabilities	2,197	4,037

Total liabilities	148,020	146,223
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(370,138)	(356,424)
Total stockholders’ deficit	(139,025)	(125,311)

Total liabilities and stockholders' deficit	$8,995	$20,912

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2023	2022
Net sales	$13,617	$17,208
Cost of sales	8,605	9,024

Gross profit	5,012	8,184

Operating costs and expenses:
Selling expenses	1,161	2,656
General and administrative expenses	5,240	6,970
Impairment of goodwill and intangible assets	-	340

Loss from operations	(1,389)	(1,782)

Other income (expense):
Interest expense, net	(8,271)	(7,902)
Other income, net	41	1,676

Total other expense	(8,230)	(6,226)

Loss before income taxes	(9,619)	(8,008)

Provision for income taxes	(43)	(25)

Net loss from continuing operations	(9,662)	(8,033)
Net loss from discontinued operations, net of income taxes	(4,052)	(189)
Total net loss	$(13,714)	$(8,222)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.04)	(0.02)
Diluted earning per share	(0.04)	(0.02)
Net loss from discontinuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)
Diluted earning per share	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net loss per common share - basic	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net loss per common share - diluted (See Note 2)	$(0.05)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2021	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(348,202)	$(117,089)
Net loss	-	-	-	-	-	-	(8,222)	(8,222)
Balance, December 31, 2022	393,898,884	394	231,249	(30)	134,806,051	(500)	(356,424)	(125,311)
Net loss	-	-	-	-	-	-	(13,714)	(13,714)
Balance, December 31, 2023	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(370,138)	$(139,025)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,714)	$(8,222)
Net loss from discontinued operations	(4,052)	(189)
Net loss from continuing operations	(9,662)	(8,033)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	35	168
Amortization of right-to-use assets	623	941
Recovery of obsolete inventories	(144)	(565)
Provision for losses on accounts receivable	(350)	245
Loss on write down of right-of-use assets	492	-
Forgiveness of PPP loan	-	(1,674)
Other non-cash items	(23)	373
Impairment of goodwill and intangible assets	-	340
Changes in operating assets and liabilities:
Accounts receivable	(344)	1,048
Inventories	3,605	(3,221)
Prepaid expenses and other current assets	3,002	685
Other assets	(10)	-
Accounts payable	(406)	180
Lease liabilities	(850)	(1,039)
Accrued expenses and other current liabilities	6,931	5,825
Net cash provided by (used in) continuing operation	2,899	(4,727)
Net cash provided by discontinued operation	(2)	414
Net cash provided by (used in) operating activities	2,897	(4,313)

Cash flows from investing activities:
Purchase of property and equipment	-	(99)
Net cash used in continuing operation	-	(99)
Net cash used in discontinued operation	-	-
Net cash used in investing operation	-	(99)

Cash flows from financing activities:
Repayment of debt	(144)	-
Net (repayment on) borrowings from revolving credit facility	(3,600)	1,647
Net cash provided by continuing operation	(3,744)	1,647
Net cash used in discontinued operations	-	-
Net cash provided by (used in) financing activities	(3,744)	1,647

Net decrease in cash	(847)	(2,765)
Cash at the beginning of the year	866	3,631

Cash at the end of the year	$19	$866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,852	$1,434

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Note 1 - Nature of Business

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

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitated the production of new supplements to market and reformulated existing products to include scientifically- backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

NSL facilitated the contract manufacture of a variety of high-quality vitamin and supplement products, including but not limited to, immune support supplements, cognitive support products, prebiotics an probiotics, supplements for weight management, and sports nutrition supplements. Our role in th production of these products was to help our customers manufacture or reformulate dietary supplements for sale and distribution. We did this by working with contract manufacturers to build scientifically backed formulas for resale to our end customers. We also simplified the production process by providing quality control checks, storing inventory on site, labeling and designing finished products, and drop shipping finished products ready for sale to our end customers. We did not market these private label products, but rather sold the products to the customer, who was then responsible for the marketing, distribution, and sale to retailers or to their end customers. The services performed under NSL ceased with the abandonment of operations that began in July 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2023, we had an accumulated deficit of $370,138. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Additionally, the Company is closely monitoring the impact of the world events and wide spread health issues, or pandemics on all aspects of its business and geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2023 from the COVID-19 pandemic, it is unable to predict the impact that future pandemics, inflation, and other world events could have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $140,136 at December 31, 2023. We also have $93,637 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

Contract Liabilities
	December 31, 2023	December 31, 2022
Contract Liabilities - Customer Deposits	$2,022	$1,856
Contract Liabilities - Guaranteed Returns	127	45
	$2,149	$1,901

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and 2022.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of December 31, 2023, total allowances amount to $2,036, of which $1,348 related to doubtful accounts receivable. As of December 31, 2022, total allowances amounted to $1,546, of which $534 was related to doubtful accounts receivable.

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

Discontinued operations

We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal meets the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). In our consolidated statements of cash flows, the cash flow from discontinued operations are separately classified/reported. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relate to continuing operations (See Note 8, Discontinued Operations)

Leases

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

Intangible Assets

Intangible assets consist primarily of trademarks, which are amortized on a straight-line basis over their indefinite useful lives. The valuation and classification of these assets and the assignment of amortizable lives involve significant judgment and the use of estimates.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Indefinite-lived intangible assets are tested for impairment annually which consists of a comparison of the fair value of the asset with its carrying value. The total indefinite-lived intangible assets as of December 31, 2023 and 2022 were $120 and $120, respectively. There was no impairment recorded in the years ended December 31, 2023 and 2022 respectively (see Note 5 for further information on the goodwill and intangible assets impairment charges).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $266 and $1,454 in 2023 and 2022, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $802 and $2,184 in 2023 and 2022, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred. We did not incur research and development costs in 2023 or in 2022.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2023		2022
Numerator:	$		$
Net loss from continuing operation		(9,662)		(8,033)
Net loss from discontinued operation, net of income taxes		(4,052)		(189)
Net loss		$(13,714)		$(8,222)

Denominator:
Weighted-average number of common shares - Basic		259,092,833		259,092,833
Weighted-average number of common shares - Diluted		259,092,833		259,092,833

Net loss per common share:
Basic EPS		$(0.05)		$(0.03)
Diluted EPS		$(0.05)		$(0.03)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 31% and 21% of total consolidated sales in 2023 and 2022, respectively. Sales to one of those customers were approximately 15% and 8% of total sales in 2023 and 2022, respectively. Accounts receivable from these customers were approximately 33% and 28% of total accounts receivable as of December 31, 2023 and 2022, respectively.

Our two major vendors accounted for 18% and 36% of purchases for the year ended December 31, 2023 and 2022, respectively. A third vendor represented an additional 8% and 11% of purchases for the years ended December 31, 2023 and 2022, respectively.

A single customer represents 3% and 2% of total accounts receivable as of December 31, 2023 and December 31, 2022, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

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

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	December 31, 2023	December 31, 2022
Raw materials	$119	$377
Finished goods	3,362	6,710
	3,481	7,087
Reserve for obsolete inventory	(79)	(223)

Inventories, net	$3,402	$6,864

Inventories, net consisted of the following from discontinued operations:

	December 31, 2023	December 31, 2022
Raw materials	$-	$529
Finished goods	-	2,014
	-	2,543
Reserve for obsolete inventory	-	-

Inventories, net	$-	$2,543

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	December 31, 2023	December 31, 2022
Computers and other	54	34
	54	34
Accumulated depreciation and amortization	(45)	(15)

Property and equipment, net	$9	$19

Property and equipment, net consisted of the following from discontinued operations:

	December 31, 2023	December 31, 2022
Machinery and equipment	$-	$124
Leasehold improvements	-	118
Computers and other	-	34
	-	276
Accumulated depreciation and amortization	-	(108)

Property and equipment, net	$-	$168

Depreciation and amortization expense totaled $38 and $52 in 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	December 31, 2023	December 31, 2022
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $0 and $116 for 2023 and 2022, respectively. All intangible assets have been fully amortized as of December 31, 2023.

During the fourth quarter of fiscal 2022, we completed our annual impairment test of intangible assets and based on current business conditions it was determined that the value of those customer relationships should be assessed to zero. Therefore we recorded no loss of intangible assets related to NSL customer relationships in 2023.

During the fourth quarter of fiscal 2022, we completed our annual impairment test of goodwill and intangible assets and we recognized impairment of $340. Due to the nature and size of our remaining assets, annual impairment testing was not performed in 2023 nor was an impairment loss recognized.

Note 6 – Debt

Debt consisted of the following:

	December 31,	December 31,
	2023	2022
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	14,884	15,000
Total related party debt	90,957	91,073

Senior Credit Facility with Midcap	2,680	6,308

May 2020 Note Payable to Fifth Third Bank, N.A.	-	-

Total debt	93,637	97,381
Less current portion	93,637	97,381

Long-term debt	$-	$-

Future aggregate maturities of debt that have maturities beyond 2023 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2023 debt obligations as they become due, thus causing a technical default of the debt obligations.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020 and was subsequently extended to November 30, 2022. The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at SOFR Rate plus 1.05% per annum with a floor of 2.50%; the rate was -% as of December 31, 2023. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty, defined below, and is subordinate to the indebtedness owed to MidCap.

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

On September 2, 2016, we entered into an amendment with Midcap to increase the Senior Credit Facility to $17,000 and extend our facility an additional 12 months. We granted MidCap a first priority security interest in certain of our assets and pledged the shares of our subsidiaries as security for amounts owed under the Senior Credit Facility. We are required to pay Midcap an unused line fee of 0.50% per annum, a collateral management fee of 1.20% per month and interest of LIBOR plus 5% per annum. We issued a warrant to Midcap to purchase 500,000 shares of the Company’s common stock (see Midcap Warrant in Note 7).

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

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $4,276 as of December 31, 2023.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of December 31, 2023, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,680 as of December 31, 2023.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of December 31, 2023 and changes during the two years then ended:

	Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding, December 31, 2021	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, December 31, 2022	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, December 31, 2023	4,500,000	$0.01

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

 Warrants Issued into Escrow

At December 31, 2023, there were 3,636,364 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

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

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant expired on August 30, 2023 and no warrants were exercised.

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

Note 8 – Discontinued Operations

Throughout Q3 FY23, the Company took steps to cease the operations of its fully owned subsidiary, NSL. By September 30, 2023 the aggregation of these efforts resulted in the abandonment of the remaining assets associated with the subsidiary. The Company no longer retains access to the facilities and warehousing locations previously associated with NSL operations. The loss recognized related to the disposal was ($1,220) and is included in loss from discontinued operations, net of tax.

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

December 31, 2022
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Cash and cash equivalents	$1
Accounts receivable, net	2,888
Inventories, net	2,544
Prepaid expenses	439
Current assets of discontinued operations	$5,872

Property and equipment, net	$168
Right of use assets, net	1,220
Deposits and other assets	47
Non-current assets of discontinued operations	$1,435

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,134
Accrued expenses	2,081
Short-term operating lease liabilities	315
Current liabilities of discontinued operations	$6,530

Long-term operating lease liabilities	-
Non-current liabilities of discontinued operations	$-

The operating results of our discontinued operations are as follows:

	December 31,
	2023	2022
Net sales	$7,106	$35,376
Cost of sales	(6,796)	(29,217)
Operating costs and expense	(4,362)	(6,348)
Income (loss) from discontinued operations before Provision for income taxes	(4,052)	(189)
Provision expense (benefit) for income taxes	-	-
Income (loss) from discontinued operations, net of tax	$(4,052)	$(189)

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2023 or December 31, 2022. As of December 31, 2023, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable

At December 31, 2023, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Note 10 – Income Taxes

Income tax provision consisted of the following for the years ended December 31, 2023 and 2022 as follows:

	December 31, 2023	December 31, 2022
Current:
State	$(43)	$(25)
Total current expense	(43)	(25)

Deferred:
Federal	(1,177)	900
State	(1,036)	(416)
Change in valuation allowance	2,213	(484)
Total deferred expense	-	-

Total income tax provision	$(43)	$(25)

The income tax provision differs from the amount computed at federal statutory rates for the years ended December 31, 2023 and 2022 as follows:

	December 31, 2023	December 31, 2022
Effective rate reconciliation
Computed Federal income tax benefit at the statutory rate	$2,873	$1,723

State income taxes, net of federal benefit	(843)	(321)
Federal NOL Expirations	(4,280)	-
Change in valuation allowance	2,213	(484)
Other	(6)	(943)

Income tax provision	$(43)	$(25)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$58,820	$61,053
Accruals and reserves	10,546	9,408
Depreciation and amortization	4,860	5,530
Indefinite-lived intangibles	2,191	2,877
Other	3,302	3,064
Total deferred tax assets	79,719	81,932

Less valuation allowance	(79,719)	(81,932)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2023 and 2022, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized. During the years ended December 31, 2023 and 2022, the valuation allowance on deferred tax assets increased by $2,213 and decreased by $484, respectively.

We had federal net operating loss carryforwards of approximately $239 and state net operating loss carryforwards of approximately $175 at December 31, 2023, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards begin to expire in 2023. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2023 and 2022, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2020 through 2022 tax years remain subject to selection for examination as of December 31, 2023. None of the Company’s income tax returns are currently under audit.

Note 11 – Commitments And Contingencies

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

The sublease agreement to sublease half of the 31,000 square feet of office space in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. As of December 31, 2023, a subtenant still has not been found and as a result, the Company incurred an impairment loss of $488 in general and administrative expenses. Currently the Company is still seeking new sub tenant opportunities to fill the space.

For the year ended December 31, 2023, the Company incurred $706 of lease expense on the consolidated statements of operations in relation to these operating leases, of which $90 was variable rent expense not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2022, total rental expense for operating leases was $895, of which $211 was variable rent expense.

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

As of December 31, 2023, the future maturities of the Company’s lease liabilities were as follows:

2024	$1,650
2025	1,136
2026	952
2027	306
Total lease payments	4,044
Less: imputed interest	(421)
Present value of lease liabilities	$3,623

Included below is other information regarding leases for the year ended December 31, 2023.

For the Year Ended December 31, 2023
Sublease income	$(653)
Cash paid for operating leases	$1,368
Weighted average remaining lease term (years) - operating leases	3.1
Weighted average discount rate – operating leases	8.3%

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

Note 12 – Related Party Transactions

See Note 6 for discussion of notes payable to Little Harbor, GH, and Golisano LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

We had sales of $632 and $1,073 in 2023 and 2022, respectively, to an entity whose board of directors includes an individual who is also a member of the Company's board of directors.

