Form 10-Q
period 2024-03-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2024-05-09
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock, par value $0.001, outstanding on May 7, 2024 was 259,092,833 shares.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our plans and ability to raise additional capital, including through equity offerings, debt financing, collaborations, strategic alliances, sales of assets, other merger and acquisition activities, or licensing arrangements; the impact of the ongoing COVID-19 pandemic; widespread health concerns; supply chain disruptions; the impact of inflation; consumer preferences; spending and debt levels; and the general economic and credit environment.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included and in “Part I, Item 1A - Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2024 that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$139	$19
Accounts receivable, net	1,071	1,911
Inventories, net	3,656	3,402
Prepaid expenses and other current assets	168	194
Current assets of discontinued operations	-	161
Total current assets	5,034	5,687

Property and equipment, net	5	9
Right-of-use assets	1,751	1,889
Intangible assets, net	120	120
Other assets	1,290	1,290

Total assets	$8,200	$8,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,033	$2,080
Lease liabilities	956	946
Accrued expenses and other current liabilities	2,084	2,052
Accrued interest	41,459	39,851
Notes payable and current portion of long-term debt	93,295	93,637
Current liabilities of discontinued operations	7,534	7,257
Total current liabilities	147,361	145,823

Long-term liabilities:
Lease liabilities	1,960	2,197
Total long-term liabilities	1,960	2,197

Total liabilities	149,321	148,020

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(372,234)	(370,138)
Total stockholders’ deficit	(141,121)	(139,025)

Total liabilities and stockholders' deficit	$8,200	$8,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$2,769	$3,739
Cost of sales	1,928	2,260

Gross profit	841	1,479

Operating costs and expenses:
Selling expenses	97	340
General and administrative expenses	927	1,661
Impairment of intangible assets	-	(324)

Loss from operations	(183)	(198)

Other income (expense):
Interest expense, net	(1,990)	(2,117)
Other income (expense)	-	30

Total other expense	(1,990)	(2,087)

Loss before income taxes	(2,173)	(2,285)

Provision for income taxes	-	-

Net loss from continuing operations	(2,173)	(2,285)
Net income (loss) from discontinued operations, net of income taxes	77	(525)
Total net loss	$(2,096)	$(2,810)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)
Diluted earning per share	(0.01)	(0.01)
Net loss from discontinuing operation per share of common stock
Basic earning per share	0.00	0.00
Diluted earning per share	0.00	0.00
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net loss per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)

Balance, December 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(370,138)	(139,025)
Net loss	-	-	-	-	-	-	(2,096)	(2,096)
Balance, March 31, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(372,234)	$(141,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,096)	$(2,810)
Net income (loss) from discontinued operations	77	(525)
Net loss from continuing operations	(2,173)	(2,285)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5	12
Amortization of right-to-use assets	138	155
Provision for (recovery of) obsolete inventories	171	(167)
Provision for losses on accounts receivable	(199)	(165)
Other non-cash items	-	2
Changes in operating assets and liabilities:
Accounts receivable	1,038	296
Inventories	(425)	1,190
Prepaid expenses and other current assets	540	1,147
Accounts payable	(47)	(1,471)
Lease liabilities	(228)	(203)
Accrued expenses and other current liabilities	1,644	1,733
Net cash used in continuing operations	464	244
Net cash provided by discontinued operations	(444)	(1)
Net cash provided by operating activities	20	243

Cash flows from financing activities:
Net borrowings from (repayment on) revolving credit facility	100	(1,010)
Net cash provided by (used in) financing activities	100	(1,010)

Net increase (decrease) in cash	120	(767)
Cash at the beginning of the period	19	868

Cash at the end of the period	$139	$101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$382	$509

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of March 31, 2024, we had an accumulated deficit of $372,234. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs as well as the abandonment of operations of NSL, and interest and refinancing charges associated with our debt refinancing. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $142,327 as of March 31, 2024. We also have $93,295 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

Except as described herein, there have been no changes in the Company’s significant accounting policies as described in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

Revised Prior Period Financial Statements

During the period close for the three months ended March 31, 2024, the Company discovered certain errors related to its accounting policy for the accounting of discontinued operations. The balance sheet did not segregate assets and liabilities for discontinued operations for a subsidiary of the Company on our September 30, 2023 and December 31, 2023 balance sheets that were previously filed. This lack of segregation on the balance sheet did not impact the statements of operations or stockholders' deficit.

The Company has determined that the impact of this balance sheet reclassification is not material to these previously issued balance sheets and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such a correction may be made the next time the registrant files the prior year financial statements. Correcting the cumulative error in the current year would also be immaterial to the current year. Accordingly, these misstatements were corrected, and the adjustments are reflected in the related periods as noted below. The reclassifications made to the September 30, 2023 and December 31, 2023 balance sheets are summarized below.

Consolidated Balance Sheets:

	As of September 30, 2023
	Previously Reported	Adjustments	Revised
Accounts receivable	$1,005	$(103)	$902
Current assets of discontinued operations	-	902	902
Accounts payable	5,533	(4,268)	1,265
Accrued expenses and other current liabilities	3,996	(2,151)	1,845
Short term lease liabilities	1,087	(157)	930
Current liabilities of discontinued operations	-	6,576	6,576
Long term lease liabilities	2,758	(323)	2,435
Long term liabilities of discontinued operations	-	323	323

	As of December 31, 2023
	Previously Reported	Adjustments	Revised
Accounts receivable	$2,072	$(161)	$1,911
Current assets of discontinued operations	-	161	161
Accounts payable	6,803	(4,723)	2,080
Accrued expenses and other current liabilities	4,106	(2,054)	2,052
Short term lease liabilities	1,426	(480)	946
Current liabilities of discontinued operations	-	7,257	7,257

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	March 31, 2024	December 31, 2023
Contract Liabilities - Customer Deposits	$1,944	$2,022
Contract Liabilities - Guaranteed Returns	103	127
	$2,047	$2,149

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of March 31, 2024, total allowances amounted to $664, of which $53 was related to doubtful accounts receivable and $31 was related to expected credit losses. As of December 31, 2023, total allowances amounted to $862, of which $175 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operation	$(2,173)	$(2,285)
Net income (loss) from discontinued operation, net of income taxes	77	(525)
Net (loss)	$(2,096)	$(2,810)

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833

Net loss per common share:
Basic EPS	$(0.01)	$(0.01)
Diluted EPS	$(0.01)	$(0.01)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 56% and 23% of total sales for the three months ended March 31, 2024 and 2023, respectively. Sales to one of those customers were approximately 25% and 10% of total sales for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from these three customers were approximately 40% and 42% of total accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

A single customer represents 0% and 3% of total accounts receivable as of March 31, 2024 and December 31, 2023, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

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

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	March 31, 2024	December 31, 2023
Raw materials	$34	$119
Finished goods	3,793	3,362
	3,827	3,481
Reserve for obsolete inventory	(171)	(79)

Inventories, net	$3,656	$3,402

There were no inventories from discontinued operations as of March 31, 2024 and December 31, 2023.

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	March 31, 2024	December 31, 2023
Computers and other	$54	$54
	54	54
Accumulated depreciation and amortization	(49)	(45)

Property and equipment, net	$5	$9

Depreciation and amortization expense totaled $4 and $12 for the three months ended March 31, 2024 and 2023, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the three months ended March 31, 2024.

Note 6 – Debt

Debt consisted of the following:

	March 31,	December 31,
	2024	2023
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	14,884	14,884
Total related party debt	90,957	90,957

Senior Credit Facility with Midcap	2,780	2,680
Senior Credit Facility with Midcap from discontinued operations	(442)	-

Total debt	93,295	93,637
Less current portion	93,295	93,637

Long-term debt	$-	$-

Little Harbor LLC

Mr. David L. Van Andel, the Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Little Harbor, LLC

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018, we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (the “Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5%, with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020; the maturity was subsequently extended to October 22, 2021.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the “Term Loan”) in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at the SOFR rate plus 1.05% per annum with a floor of 2.50%; the rate was outstanding as of March 31, 2024. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty (as defined below) and is subordinate to the indebtedness owed to MidCap.

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

On March 28, 2024, we entered into Amendment Nineteen to the Credit and Security Agreement (the “MidCap Nineteenth Amendment”), which effectively renewed the Senior Credit Facility for an additional six months expiring on October 31, 2024.

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $2,780 as of March 31, 2024.

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

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of March 31, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,780 as of March 31, 2024.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of March 31, 2024, and changes during the three month then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2023	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, March 31, 2024	4,500,000	$0.01

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

Warrants Issued into Escrow

At March 31, 2024, there were 3,636,364 outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants are held in escrow and are not exercisable unless the Company defaults on the related debt. While the related debt is currently in default (see Note 6), warrants are not expected to be exercised as the related debt is expected to be amended which will remedy the current default. These Escrow Warrants are as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant will not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We had reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant expired unexercised on March 14, 2023.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Golisano 2018 Warrant”). The Golisano 2018 Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company had reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano 2018 Warrant expired unexercised on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock issuable pursuant to the above Golisano LLC warrants are also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant will not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We have reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant expired unexercised on August 30, 2023. The August 2017 GH Warrant is also subject to customary adjustments upon any recapitalization, capital reorganization or reclassification, consolidation, merger or transfer of all or substantially all of our assets.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the “February 2018 GH Warrant”). The February 2018 GH Warrant will not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 - See Note 6 for further information) or such earlier date as is required pursuant to an acceleration notice. The Company had reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expired unexercised on February 6, 2024.

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured in at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. The lease was re-measured again in 2023 and, as a result, the Company recorded an impairment loss of $488 in general and administrative expenses. As of March 31, 2024, a subtenant still has not been found, but the Company has not incurred an impairment loss. Currently the Company is still seeking new subtenant opportunities to fill the space.

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $86 and $222, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $53 and $49 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

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

The lease agreement for 13,500 square feet of office space in Hauppauge, New York used by NutraScience Labs as its secondary office space and warehouse commenced on May 1, 2021 and was forfeited to the landlord, as part of the abandonment of operations, during the quarter ended March 31, 2024. A loss of $454 was recorded in general and administrative expenses.

As of March 31, 2024, the maturities of the Company’s lease liabilities were as follows:

2024 (excluding the three months ended March 31, 2024)	$873
2025	1,137
2026	952
2027	306
Thereafter	-
Total lease payments	3,268
Less: imputed interest	(351)
Present value of lease liabilities	$2,917

Included below is other information regarding leases for the periods noted below.

Three Months Ended March 31, 2024
Sublease income	$(167)
Cash paid for operating leases	$289
Weighted average remaining lease term (years) - operating leases	2.8
Weighted average discount rate – operating leases	8.25%

Note 9 – Discontinued Operations

Throughout the third quarter of 2023, the Company took steps to cease the operations of its fully owned subsidiary, NSL. By September 30, 2023, the aggregation of these efforts resulted in the abandonment of the remaining assets associated with the subsidiary. The Company no longer retains access to the facilities and warehousing locations previously associated with NSL operations. The loss recognized related to the disposal was $1,220 and is included in loss from discontinued operations, net of tax.

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

	March 31, 2024	December 31, 2023
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Accounts receivable, net	$-	$161
Current assets of discontinued operations	$-	$161

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,321	$4,722
Accrued expenses and other current liabilities	2,733	2,055
Short-term operating lease liabilities	480	480
Current liabilities of discontinued operations	$7,534	$7,257

The operating results of our discontinued operations are as follows:
	Three Months Ended March 31,
	2024	2023
Net sales	$-	$5,285
Cost of sales	-	(4,551)
Operating costs and expense	77	(1,259)
Income (loss) from discontinued operations before Provision for income taxes	77	(525)
Provision expense for income taxes	-	-
Income (loss) from discontinued operations, net of tax	$77	$(525)

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2023 or March 31, 2024. As of March 31, 2024, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of March 31, 2024, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts and number of employees)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 19, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “predicts,” “hopes,” “should,” “plans,” “will” and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): the impact of the ongoing COVID-19 pandemic; widespread health concerns; supply chain disruptions; the impact of inflation; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At March 31, 2024, we had an accumulated deficit of $372.2 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $142.3 million at March 31, 2024. We also have $93.3 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2024 and 2023

The following table summarizes our financial results for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
Net sales	$2,769	$3,739	$(970)	(26)
Cost of sales	1,928	2,260	(332)	(15)
Gross profit	841	1,479	(638)	(43)
Operating costs and expenses:
Selling expenses	97	340	(243)	(71)
General and administrative expenses	927	1,661	(734)	(44)
Loss from operations	(183)	(198)	15	(8)

Other income (expense):
Interest expense, net	(1,990)	(2,117)	(127)	(6)
Other income	-	30	(30)	(100)
Total other expense, net	(1,990)	(2,087)	(97)	(5)

Loss before income taxes	(2,173)	(2,285)	112	5

Provision for income taxes	-	-	-	-

Net loss from continuing operation	(2,173)	(2,285)	112	5
Net income (loss) from discontinued operation, net of income taxes	77	(525)	602	115
Total net loss	$(2,096)	$(2,810)	$714	25

Net Sales

The decrease in our net sales of 26% for the three month period ended March 31, 2024, compared to the same period in 2023 was primarily due reduced demand from some of our major customers, a market shift away from higher priced brands during the downturn in economic conditions, and supply chain issues resulting in product shortages.

Gross Profit

The overall gross profit decrease of 43% for the three month period ended March 31, 2024 compared to the same period in 2023 was primarily due to reduced demand from some of our major customers, increased promotional costs to drive demand, and costs related to supply shortages.

Selling Expenses

Our selling expenses decreased by 71% for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the decrease of certain advertising costs including reduction to our digital advertising and reductions to channel marketing costs.

General and Administrative Expenses

For the three month period ended March 31, 2024, our general and administrative expenses decreased by 44% compared to the same period in 2023, primarily due to a reduction in overhead expenses including staffing expenses, professional service fees, and assorted operating expenses including rent and service fees.

  Interest Expense, Net

Our interest expense, net decreased by 6% for the three month period ended March 31, 2024 compared to the same period in 2023, which was primarily due to increased lending costs and the associated interest.

Other Income

Other income (expense) decreased by $30 for the three months ended March 31, 2024 compared to the same period in 2023 due to reimbursements in 2023 of certain rental expenses associated with our Tampa sublease for prior year charges.

 Liquidity and Capital Resources

At March 31, 2024, we had an accumulated deficit of $372.2 million primarily because of our history of operating losses. We had a working capital deficiency of $142.3 million at March 31, 2024. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of March 31, 2024, we had cash of $0.1 million. Cash provided by operating activities was $0.02 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we had repayments to our revolving credit facility of $0.0 million.

Our total liabilities increased by $1.3 million to $149.3 million at March 31, 2024 from $148.0 million at December 31, 2023 primarily due to the decrease of $0.0 million in accounts payable and $0.3 million in notes payable and current portion of long-term debt; partially offset by an increase of $1.6 million in accrued interest.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $0.02 million for the three months ended March 31, 2024 as a result of our net loss of $2.1 million, and an increase in net operating assets and liabilities of $2.8 million. By comparison, for the three months ended March 31, 2023, net cash used in operating activities was $0.2 million as a result of our net loss of $2.8 million and an increase in net operating assets and liabilities of $9.4 million and other non-cash expenses totaling $0.05 million net.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024, consisting of net repayments of $0.0 million to our revolving credit facility. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2023, consisting of net borrowings of $1.0 million under our revolving credit facility.

Ongoing Funding Requirements

We will need additional funding from our revolving credit facility to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us under our credit facility and future developments associated with the current economic environment will materially affect our long-term liquidity position.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We continue to anticipate extending the maturity dates and related payment deferrals with the lenders, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances, and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances, sales of assets, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements were set forth in the “Item 1A Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 19, 2024.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,780 as of March 31, 2024.

To date, we are in default of the promissory notes payable to Little Harbor, GH and Golisano LLC which matured on October 22, 2021 (see Note 6 for further information). As of March 31, 2024, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, Great Harbor Capital, LLC and Golisano Holdings LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

