Form 10-Q
period 2024-06-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2024-08-01
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock, par value $0.001, outstanding on July 30, 2024 was 259,092,833 shares.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$265	$19
Accounts receivable, net	1,207	1,911
Inventories, net	2,394	3,402
Prepaid expenses and other current assets	400	194
Current assets of discontinued operations	-	161
Total current assets	4,266	5,687

Property and equipment, net	3	9
Right-of-use assets	1,608	1,889
Intangible assets, net	120	120
Other assets	1,290	1,290

Total assets	$7,287	$8,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,308	$2,080
Lease liabilities	967	946
Accrued expenses and other current liabilities	1,897	2,052
Accrued interest	43,105	39,851
Notes payable and current portion of long-term debt	92,895	93,637
Current liabilities of discontinued operations	7,097	7,257
Total current liabilities	148,269	145,823

Long-term liabilities:
Lease liabilities	1,712	2,197
Total long-term liabilities	1,712	2,197

Total liabilities	149,981	148,020

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(373,807)	(370,138)
Total stockholders’ deficit	(142,694)	(139,025)

Total liabilities and stockholders' deficit	$7,287	$8,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$3,118	$3,058	$5,888	$6,797
Cost of sales	1,892	1,869	3,820	4,130

Gross profit	1,226	1,189	2,068	2,667

Operating costs and expenses:
Selling expenses	121	252	218	591
General and administrative expenses	885	1,242	1,812	2,909
Impairment of intangible assets	-	-	-	(324)

Income (loss) from operations	220	(305)	38	(509)

Other income (expense):
Interest expense, net	(1,970)	(2,205)	(3,961)	(4,322)
Other income, net	8	-	8	30

Total other expense, net	(1,962)	(2,205)	(3,953)	(4,292)

Loss before income taxes	(1,742)	(2,510)	(3,915)	(4,801)

Provision for income taxes	(6)	(6)	(6)	-

Net loss from continuing operations	(1,748)	(2,516)	(3,921)	(4,801)
Net income (loss) from discontinued operations, net of income taxes	175	(1,475)	251	(2,000)
Total net loss	$(1,573)	$(3,991)	$(3,670)	$(6,801)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)	(0.01)	(0.02)
Diluted earning per share	(0.01)	(0.01)	(0.01)	(0.02)
Net loss from discontinued operation per share of common stock
Basic earning per share	0.00	(0.01)	0.00	(0.01)
Diluted earning per share	0.00	(0.01)	0.00	(0.01)
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)
Net loss	-	-	-	-	-	-	(3,991)	(3,991)
Balance, June 30, 2023	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(363,225)	$(132,112)

Balance, December 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(370,138)	(139,025)
Net loss	-	-	-	-	-	-	(2,096)	(2,096)
Balance, March 31, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(372,234)	$(141,121)
Net loss	-	-	-	-	-	-	(1,573)	(1,573)
Balance, June 30, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(373,807)	$(142,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,670)	$(6,801)
Net income (loss) from discontinued operations	251	(2,000)
Net loss from continuing operations	(3,921)	(4,801)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7	21
Amortization of right-to-use assets	281	471
Provision for obsolete inventories	110	7
Provision for losses on accounts receivable	(413)	(534)
Loss on write down of intangible assets	-	20
Other non-cash items	-	(21)
Changes in operating assets and liabilities:
Accounts receivable	1,117	578
Inventories	898	1,375
Prepaid expenses and other current assets	45	1,921
Accounts payable	224	(1,488)
Lease liabilities	(463)	(413)
Accrued expenses and other current liabilities	3,103	3,874
Net cash provided by continuing operations	988	1,010
Net cash used in discontinued operations	(27)	(1)
Net cash provided by operating activities	961	1,009

Cash flows from financing activities:
Net repayment on revolving credit facility	(715)	(1,735)
Net cash used in financing activities	(715)	(1,735)

Net increase (decrease) in cash	246	(726)
Cash at the beginning of the period	19	868

Cash at the end of the period	$265	$142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$787	$1,068

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of right-to-use assets at lease termination	-	608

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of June 30, 2024, we had an accumulated deficit of $373,807. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs as well as the abandonment of operations of NSL, and interest and refinancing charges associated with our debt. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $144,003 as of June 30, 2024. We also have $92,895 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Revised Prior Period Financial Statements

During the period close for the three months ended March 31, 2024, the Company discovered certain errors related to its accounting policy for the accounting of discontinued operations. The balance sheet did not segregate assets and liabilities for discontinued operations for a subsidiary of the Company on our December 31, 2023 balance sheets that were previously filed. This lack of segregation on the balance sheet did not impact the statements of operations or stockholders' deficit.

The Company has determined that the impact of this balance sheet reclassification is not material to these previously issued balance sheets and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such a correction may be made the next time the registrant files the prior year financial statements. Correcting the cumulative error in the current year would also be immaterial to the current year. Accordingly, these misstatements were corrected, and the adjustments are reflected in the related periods as noted below. The reclassifications made to the December 31, 2023 balance sheets are summarized below.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	June 30, 2024	December 31, 2023
Contract Liabilities - Customer Deposits	$2,149	$2,022
Contract Liabilities - Guaranteed Returns	73	127
	$2,222	$2,149

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of June 30, 2024, total allowances amounted to $449, of which $43 was related to doubtful accounts receivable and $406 was related to expected credit losses. As of December 31, 2023, total allowances amounted to $862, of which $175 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operation	$(1,748)	$(2,516)	$(3,921)	$(4,801)
Net income (loss) from discontinued operation, net of income taxes	175	(1,475)	$251	$(2,000)
Net loss	$(1,573)	$(3,991)	(3,670)	(6,801)

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833	259,092,833	259,092,833

Net loss per common share:
Basic EPS	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted EPS	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 55% and 32% of total sales for the three months ended June 30, 2024 and 2023, respectively, and 55% and 25% of total sales for the six months ended June 30, 2024 and 2023, respectively. Sales to one of those customers were approximately 33% and 9% of total sales for the three months ended June 30, 2024 and 2023, respectively, and 30% and 9% of total sales for the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from these three customers were approximately 77% and 42% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

A single customer represents 0% and 3% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

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

Discontinued operations

We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal meets the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). In our consolidated statements of cash flows, the cash flow from discontinued operations are separately classified/reported. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relate to continuing operations (See Note 9, Discontinued Operations).

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	June 30, 2024	December 31, 2023
Raw materials	$12	$119
Finished goods	2,493	3,362
	2,505	3,481
Reserve for obsolete inventory	(111)	(79)

Inventories, net	$2,394	$3,402

There were no inventories from discontinued operations as of June 30, 2024 and December 31, 2023.

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	June 30, 2024	December 31, 2023
Computers and other	$54	$54
	54	54
Accumulated depreciation and amortization	(51)	(45)

Property and equipment, net	$3	$9

Depreciation and amortization expense totaled $2 and $12 for the three months ended June 30, 2024 and 2023, respectively,and totaled $6 and $24 for the six months ended June 30, 2024 and 2023, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the six months ended June 30, 2024.
10

Note 6 – Debt

Debt consisted of the following:

	June 30,	December 31,
	2024	2023
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	14,884	14,884
Total related party debt	90,957	90,957

Senior Credit Facility with Midcap	1,938	2,680
Total debt related to continuing operations	92,895	93,637

Senior Credit Facility with Midcap from discontinued operations	27	-

Total debt	92,922	93,637
Less current portion	92,922	93,637

Long-term debt	$-	$-

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Little Harbor have not been executed and these notes to Little Harbor are currently in default. We anticipate extending the maturity dates and related payment deferrals with Little Harbor, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained. To date, Little Harbor has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to GH have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with GH, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained. To date, GH has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Golisano LLC have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the Golisano LLC, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained. To date, Golisano LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the “Term Loan”) in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at the SOFR rate plus 1.05% per annum with a floor of 2.50%; the rate was outstanding as of June 30, 2024. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty (as defined below) and is subordinate to the indebtedness owed to MidCap.

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

On March 15, 2023, we entered into Amendment Nineteen to the Credit and Security Agreement (the “MidCap Nineteenth Amendment”), which effectively isolated the portion on debt attributed to the assets of the discontinued NutraScience Labs subsidiary and removed it from the determination of provisional compliance. A schedule was established to ensure the pay down of the NutraScience Labs specific balance by the maturity date.

On March 28, 2024, we entered into Amendment Twenty to the Credit and Security Agreement (the “MidCap Twentieth Amendment”), which effectively renewed the Senior Credit Facility for an additional six months expiring on October 31, 2024.

We have incurred loan fees totaling $540 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $1,938 as of June 30, 2024.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of June 30, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $1,938 as of June 30, 2024.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of June 30, 2024, and changes during the six months then ended:

	Shares Underlying	Weighted Average
	Warrants	Exercise Price
Outstanding, December 31, 2023	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, June 30, 2024	4,500,000	$0.01

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “July 2018 GH Warrant”). The Company had reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expired on July 27, 2024. The July 2018 GH Warrant was also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which was amortized over the original term of the July 2018 GH Note.

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

Warrants Issued into Escrow

At June 30, 2024, there were no outstanding warrants held in escrow (“Escrow Warrants”).  In the first quarter of 2024, there were 3,636,364 outstanding warrants held in escrow. These Escrow Warrants were held in escrow and were not exercisable unless the Company defaulted on the related debt. These Warrants expired on February 6, 2024. These Escrow Warrants are as follows:

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. The lease was re-measured again in 2023 and, as a result, the Company recorded an impairment loss of $488 in general and administrative expenses. As of June 30, 2024, a subtenant still has not been found, but the Company has not incurred an additional impairment loss. Currently the Company is still seeking new subtenant opportunities to fill the space.

For the three months ended June 30, 2024 and June 30, 2023, the Company incurred $178 and $424, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $106 and $99 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

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

As of June 30, 2024, the maturities of the Company’s lease liabilities were as follows:

2024 (excluding the six months ended June 30, 2024)	$580
2025	1,136
2026	952
2027	306
Thereafter	-
Total lease payments	2,974
Less: imputed interest	(295)
Present value of lease liabilities	$2,679

Included below is other information regarding leases for the periods noted below.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Sublease income	$(167)	$(334)
Cash paid for operating leases	$292	$581
Weighted average remaining lease term (years) - operating leases	2.2	2.2
Weighted average discount rate – operating leases	8.25%	8.25%

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

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

	June 30, 2024	December 31, 2023
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Accounts receivable, net	$-	$161
Current assets of discontinued operations	$-	$161

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,321	$4,722
Accrued expenses and other current liabilities	2,296	2,055
Short-term operating lease liabilities	480	480
Current liabilities of discontinued operations	$7,097	$7,257

The operating results of our discontinued operations are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$-	$1,820	$-	$7,105
Cost of sales	-	(2,235)	-	(6,787)
Operating costs and expense	175	(1,060)	251	(2,318)
Income (loss) from discontinued operations before Provision for income taxes	175	(1,475)	251	(2,000)
Provision expense for income taxes	-	-	-	-
Income (loss) from discontinued operations, net of tax	$175	$(1,475)	$251	$(2,000)

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2023 or June 30, 2024. As of June 30, 2024, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of June 30, 2024, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Note 11 – Recent Accounting Pronouncements

Accounting Pronouncements Issued Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. Management is currently assessing the impact of the adoption of this ASU on the financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2024. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this report are forward-looking. We often use words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “predicts,” “hopes,” “should,” “plans,” “will” and similar expressions to identify forward-looking statements. These statements are based on management’s current expectations and accordingly are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): widespread health concerns; supply chain disruptions; the impact of inflation; consumer preferences, spending and debt levels; the general economic and credit environment; interest rates; variations in consumer purchasing activities; competitive pressures on sales; the loss of a significant customer or material reduction of business with a significant customer; pricing and gross sales margins; the associated fees or estimated cost savings from contract renegotiations; and our ability to establish and maintain acceptable commercial terms with contract manufacturers. We undertake no obligation to publicly update or revise any forward-looking statements except as required by law.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At June 30, 2024, we had an accumulated deficit of $373.8 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $144.0 million at June 30, 2024. We also have $92.9 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2024 and 2023 (amounts in thousands, except share and per share amounts)

The following table summarizes our financial results for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Net sales	$3,118	$3,058	$60	2	$5,888	$6,797	$(909)	(13)
Cost of sales	1,892	1,869	23	1	3,820	4,130	(310)	(8)
Gross profit	1,226	1,189	37	3	2,068	2,667	(599)	(22)
Operating costs and expenses:
Selling expenses	121	252	(131)	(52)	218	591	(373)	(63)
General and administrative expenses	885	1,242	(357)	(29)	1,812	2,909	(1,097)	(38)
Impairment of intangible assets	-	-	-	0	-	(324)	324	(100)
Loss from operations	220	(305)	525	(172)	38	(509)	547	(107)

Other income (expense):
Interest expense, net	(1,970)	(2,205)	(235)	(11)	(3,961)	(4,322)	(361)	(8)
Other income, net	8	-	8	100	8	30	(22)	(73)
Total other expense, net	(1,962)	(2,205)	(243)	(11)	(3,953)	(4,292)	(339)	(8)

Loss before income taxes	(1,742)	(2,510)	768	31	(3,915)	(4,801)	886	(18)

Provision for income taxes	(6)	(6)	-	0	(6)	-	(6)	(600)

Net loss from continuing operation	(1,748)	(2,516)	768	31	(3,921)	(4,801)	880	(18)
Net income (loss) from discontinued operation, net of income taxes	175	(1,475)	1,650	112	251	(2,000)	2,251	(113)
Total net loss	$(1,573)	$(3,991)	$2,418	61	$(3,670)	$(6,801)	$3,131	(46)

Net Sales

The increase in our net sales of 2% and decrease of  13% for the three and six month period ended June 30, 2024, respectively, compared to the same period in 2023 was primarily due to improved retailer placement and promotions related to top-selling, high-margin products.

Gross Profit

The overall gross profit increase of 3% and decrease of 22% for the three and six month period ended June 30, 2024, respectively, compared to the same period in 2023 was primarily due to improved retailer placement and promotions related to top-selling, high-margin products and a decreased demand in the first three months of 2024 from major retailers and supply chain issues on our high-margin products.

Selling Expenses

Our selling expenses decreased by 52% and 63% for the three and six month period ended June 30, 2024, respectively, compared to the same period in 2023, primarily due to the decrease of certain advertising costs including reduction to our digital advertising and reductions to promotional costs.

General and Administrative Expenses

For the three and six month period ended June 30, 2024, our general and administrative expenses decreased by 29% and 38% compared to the same period in 2023, respectively, primarily due to a reduction in overhead expenses including staffing expenses, professional service fees, and assorted operating expenses including rent and service fees.

  Interest Expense, Net

Our interest expense, net decreased by 11% and 8% for the three and six month period ended June 30, 2024 compared to the same period in 2023, respectively, which was primarily due to a decrease in the cost of lending and associated interest fees.

Other Income

The increase of other income of $8 thousand for the three months ended June 30, 2024 compared to the same period in 2023 was due to returns from our worker's compensation audit in 2024. The decrease in other income of $22 thousand for the six months ended June 30, 2024 compared to the same period in 2023 was due to reimbursements in 2023 of certain rental expenses associated with our Tampa sublease for prior year charges.

 Liquidity and Capital Resources

At June 30, 2024, we had an accumulated deficit of $373.8 million primarily because of our history of operating losses. We had a working capital deficiency of $144.0 million at June 30, 2024. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of June 30, 2024, we had cash of $0.3 million. Cash provided by operating activities was $0.96 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we had repayments to our revolving credit facility of $0.7 million.

Our total liabilities increased by $2.0 million to $150.0 million at June 30, 2024 from $148.0 million at December 31, 2023 primarily due to the increase of $0.2 million in accounts payable and $3.3 million in accrued interest; partially offset by a decrease of $0.7 million in notes payable and current portion of long-term debt

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $0.96 million for the six months ended June 30, 2024 as a result of our net loss of $3.7 million, and an increase in net operating assets and liabilities of $5 million. By comparison, for the six months ended June 30, 2023, net cash provided by operating activities was $1.0 million as a result of our net loss of $6.8 million and an increase in net operating assets and liabilities of $3.0 million, and other non-cash expenses totaling $0.07 million net.

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2024, consisting of net repayments of $0.7 million to our revolving credit facility. Net cash used in financing activities was $1.7 million for the six months ended June 30, 2023, consisting of net repayments of $1.7 million under our revolving credit facility.

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

To protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor Capital, LLC, Little Harbor, LLC, and Golisano Holdings LLC, pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We continue to anticipate extending the maturity dates and related payment deferrals with the lenders, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances, and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances, sales of assets, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We currently have reduced the number of stock keep units and marketing efforts due to a lack of resources.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Remediation in Internal Control over Financial Reporting

To address the material weakness related to appropriate staffing, the Company made efforts to hire, train and retain appropriate staff in the accounting, finance and information technology departments including technical accountants to support and alleviate the workload on the current team. The additional staff should help to proactively identify and account for transactions of a complex or non-routine nature, identify and reduce inefficiencies, and better identify weaknesses in internal controls. Furthermore, the additional staffing should be responsible for managing the day-to-day responsibilities of Sarbanes Oxley Act of 2002 compliance, including enhanced documentation of process and general controls. However, the Company has not yet been able to complete all of the training and additional staffing may still be required.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap Financial Trust ("MidCap"). The amount due to MidCap for this revolving credit line is $1,938 as of June 30, 2024.

To date, we are in default of the promissory notes payable to Little Harbor, Great Harbor Capital, LLC and Golisano Holdings LLC which matured on October 22, 2021 (see Note 6 for further information). As of June 30, 2024, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, Great Harbor Capital, LLC and Golisano Holdings LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: July 31, 2024	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

