Form 10-Q
period 2024-09-30
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2025-10-16
CIK 1590695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-55181

Twinlab Consolidated Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304 Indian Trace #438
Weston, Florida	33431
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $0.001, outstanding on October 16, 2025 was 259,092,833 shares.

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

Twinlab Consolidated Holdings, Inc.

Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$14	$19
Accounts receivable, net	1,843	1,911
Inventories, net	2,759	3,402
Prepaid expenses and other current assets	378	194
Current assets of discontinued operations	-	161
Total current assets	4,994	5,687

Property and equipment, net	1	9
Right-of-use assets	1,239	1,889
Intangible assets, net	120	120
Other assets	1,290	1,290

Total assets	$7,644	$8,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,890	$2,080
Lease liabilities	1,180	946
Accrued expenses and other current liabilities	2,632	2,052
Accrued interest	44,754	39,851
Notes payable and current portion of long-term debt	92,998	93,637
Current liabilities of discontinued operations	7,101	7,257
Total current liabilities	151,555	145,823

Long-term liabilities:
Lease liabilities	1,463	2,197
Total long-term liabilities	1,463	2,197

Total liabilities	153,018	148,020

Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(376,487)	(370,138)
Total stockholders’ deficit	(145,374)	(139,025)

Total liabilities and stockholders' deficit	$7,644	$8,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$2,322	$3,676	$8,210	$10,473
Cost of sales	1,680	2,345	5,500	6,475

Gross profit	642	1,331	2,710	3,998

Operating costs and expenses:
Selling expenses	126	342	344	933
General and administrative expenses	1,262	1,191	3,075	3,769

Loss from operations	(746)	(202)	(709)	(704)

Other income (expense):
Interest expense, net	(1,962)	(2,107)	(5,923)	(6,429)
Other income (expense), net	-	(16)	8	14

Total other expense, net	(1,962)	(2,123)	(5,915)	(6,415)

Loss before income taxes	(2,708)	(2,325)	(6,624)	(7,119)

Provision for income taxes	-	(25)	(6)	(32)

Net loss from continuing operations	(2,708)	(2,350)	(6,630)	(7,151)
Net income (loss) from discontinued operations, net of income taxes	28	(3,014)	279	(5,015)
Total net loss	$(2,680)	$(5,364)	$(6,351)	$(12,166)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)	(0.03)	(0.03)
Diluted earning per share	(0.01)	(0.01)	(0.03)	(0.03)
Net loss from discontinued operation per share of common stock
Basic earning per share	0.00	(0.01)	0.00	(0.01)
Diluted earning per share	0.00	(0.01)	0.00	(0.01)
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - basic	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833	259,092,833	259,092,833
Net loss per common share - diluted
(See Note 2 - Summary of Significant Accounting Policies)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(2,810)	(2,810)
Balance, March 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(359,234)	(128,121)
Net loss	-	-	-	-	-	-	(3,991)	(3,991)
Balance, June 30, 2023	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(363,225)	$(132,112)
Net loss	-	-	-	-	-	-	(5,364)	(5,364)
Balance, September 30, 2023	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(368,589)	$(137,476)

Balance, December 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(370,138)	(139,025)
Net loss	-	-	-	-	-	-	(2,096)	(2,096)
Balance, March 31, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(372,234)	$(141,121)
Net loss	-	-	-	-	-	-	(1,573)	(1,573)
Balance, June 30, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(373,807)	$(142,694)
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance, September 30, 2024	393,898,884	$394	231,249	$(30)	134,806,051	$(500)	$(376,487)	$(145,374)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Twinlab Consolidated Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,351)	$(12,166)
Net (income) loss from discontinued operations	(279)	5,015
Net loss from continuing operations	(6,630)	(7,151)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8	33
Amortization of right-to-use assets	423	600
Provision for obsolete inventories	90	(176)
Provision for losses on accounts receivable	(544)	(449)
Loss on write down of right-of-use assets	285	-
Other non-cash items	-	(29)
Changes in operating assets and liabilities:
Accounts receivable	612	764
Inventories	553	2,641
Prepaid expenses and other current assets	100	1,672
Other assets	-	(20)
Accounts payable	810	(1,221)
Lease liabilities	(558)	(569)
Accrued expenses and other current liabilities	5,485	5,121
Net cash provided by continuing operations	634	1,216
Net cash used in discontinued operations	-	1
Net cash provided by operating activities	634	1,217

Cash flows from financing activities:
Net repayment on revolving credit facility	(639)	(2,033)
Net cash used in financing activities	(639)	(2,033)

Net increase (decrease) in cash	(5)	(816)
Cash at the beginning of the period	19	866

Cash at the end of the period	$14	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,021	$1,068

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of operating lease	58	-

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

Our products include vitamins, minerals, specialty supplements and sports nutrition products sold under the Twinlab® brand name, a market leader in the healthy aging and beauty from within categories sold under the Reserveage Nutrition and ResVitale® brand names; and diet and energy products sold under the Metabolife® brand name. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitated the production of new supplements to market and reformulated existing products to include scientifically backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. As of September 30, 2024, we had an accumulated deficit of $376,487. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs as well as the abandonment of operations of NSL, and interest and refinancing charges associated with our debt. Losses have been funded primarily through debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $146,561 as of September 30, 2024. We also have $92,998 of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns. Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

	September 30, 2024	December 31, 2023
Contract Liabilities - Customer Deposits	$2,568	$2,022
Contract Liabilities - Guaranteed Returns	118	127
	$2,686	$2,149

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and doubtful accounts based upon historical bad debt and claims experience. As of September 30, 2024, total allowances amounted to $318, of which $53 was related to doubtful accounts receivable and $28 was related to expected credit losses. As of December 31, 2023, total allowances amounted to $862, of which $175 was related to doubtful accounts receivable.

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

The common shares used in the computation of our basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operation	$(2,708)	$(2,350)	$(6,630)	$(7,151)
Net income (loss) from discontinued operation, net of income taxes	28	(3,014)	$279	$(5,015)
Net loss	$(2,680)	$(5,364)	(6,351)	(12,166)

Denominator:
Weighted-average number of common shares - Basic	259,092,833	259,092,833	259,092,833	259,092,833
Weighted-average number of common shares - Diluted	259,092,833	259,092,833	259,092,833	259,092,833

Net loss per common share:
Basic EPS	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted EPS	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Significant Concentration of Credit Risk

Sales to our top three customers aggregated to approximately 50% and 43% of total sales for the three months ended September 30, 2024 and 2023, respectively, and 54% and 29% of total sales for the nine months ended September 30, 2024 and 2023, respectively. Sales to one of those customers were approximately 26% and 21% of total sales for the three months ended September 30, 2024 and 2023, respectively, and 26% and 9% of total sales for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from these three customers were approximately 35% and 42% of total accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

A single customer represents 0% and 3% of total accounts receivable as of September 30, 2024 and December 31, 2023, respectively. This customer is a related party through a director who sits on both the Company’s board of directors and that of the customer.

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

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	September 30, 2024	December 31, 2023
Raw materials	$13	$119
Finished goods	2,836	3,362
	2,849	3,481
Reserve for obsolete inventory	(90)	(79)

Inventories, net	$2,759	$3,402

There were no inventories from discontinued operations as of September 30, 2024 and December 31, 2023.

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	September 30, 2024	December 31, 2023
Computers and other	$54	$54
	54	54
Accumulated depreciation and amortization	(53)	(45)

Property and equipment, net	$1	$9

Depreciation and amortization expense totaled $2 and $9 for the three months ended September 30, 2024 and 2023, respectively, and totaled $8 and $33 for the nine months ended September 30, 2024 and 2023, respectively.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years and customer relationships are amortized over periods ranging from 15 to 16 years. During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, there was no amortization expense for the nine months ended September 30, 2024.

Note 6 – Debt

Debt consisted of the following:

	September 30,	December 31,
	2024	2023
Related Party Debt:
July 2014 note payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2016 note payable to Golisano Holdings LLC	7,000	7,000
July 2016 note payable to Golisano Holdings LLC	4,770	4,770
December 2016 note payable to Golisano Holdings LLC	2,500	2,500
March 2017 note payable to Golisano Holdings LLC	3,267	3,267
February 2018 note payable to Golisano Holdings LLC	2,000	2,000
February 2020 note payable to Golisano Holdings LLC	2,500	2,500
November 2014 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	8,000	8,000
January 2015 note payable to Golisano Holdings LLC formerly payable to JL-BBNC Mezz Utah, LLC	5,000	5,000
February 2015 note payable to Golisano Holdings LLC formerly payable to Penta Mezzanine SBIC Fund I, L.P.	1,999	1,999
Macatawa Bank	14,884	14,884
Total related party debt	90,957	90,957

Senior Credit Facility with Midcap	2,041	2,680
Total debt related to continuing operations	92,998	93,637

Total debt	92,998	93,637
Less current portion	92,998	93,637

Long-term debt	$-	$-

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

As of December 30, 2024, all debts held by and interest due of the aforementioned notes to LH were assigned to Akretive, LLC, including one-half of the Macatawa debt.  To date, Akretive, LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

As of December 30, 2024, all debts held by and interest due of the aforementioned notes to GH were assigned to Akretive, LLC, including one-half of the Macatawa debt.  To date, Akretive, LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

As of April 22, 2025, all debts held by and interest due of the aforementioned notes to Golisano LLC were assigned to Akretive, LLC, including one-half of the Macatawa debt.  To date, Akretive, LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

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

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the “Term Loan”) in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020; and was subsequently extended to November 30, 2022.  The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrues interest at the SOFR rate plus 1.05% per annum with a floor of 2.50%; the rate was outstanding as of September 30, 2024. After the maturity date or upon the occurrence or continuation of an event of default, the unpaid principal balance shall bear interest at the interest rate of the note plus 3.00%. The note is secured by the Limited Guaranty (as defined below) and is subordinate to the indebtedness owed to MidCap.

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

On November 30, 2024, the debt with Macatawa was settled by the surrender of collateral from the Guarantors of the note with the debt reverting back to the Guarantors. The remaining interest in this indebtedness of the Guarantors was assigned to Akretive, LLC.

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

We have incurred loan fees totaling $301 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $2,041 as of September 30, 2024.

Subsequently, On October 31, 2024, we entered into Amendment Twenty-One to the Credit and Security Agreement (the “MidCap Twenty-First Amendment”), which renewed the Senior Credit Facility for an additional three months expiring on January 31, 2025.  A non-refundable modification fee of $125, with $25 due upon signing and $100 due at the end of the loan period, was included as part of this Amendment.

Subsequently, On January 31, 2025, we entered into Amendment Twenty-Two to the Credit and Security Agreement (the “MidCap Twenty-Second Amendment”), which effectively renewed the Senior Credit Facility for an additional three months expiring on April 30, 2025.  On April 22, 2025, the Credit and Security Agreement was paid in full.  Security interests were released as part of the closure of the Agreement.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of September 30, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $2,041 as of September 30, 2024.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of September 30, 2024, and changes during the nine months then ended:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2023	4,500,000	$0.01
Granted	-	-
Canceled / Expired	(2,500,000)	(0.01)
Exercised	-	-
Outstanding, September 30, 2024	2,000,000	$0.01

In periods of a net loss, potentially dilutive securities are not included in the computation of diluted earnings (loss) per share as their inclusion would be antidilutive. The 2,000,000 of warrants were excluded from the diluted earnings (loss) per share calculation because their inclusion would have been antidilutive.

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

Warrants Issued into Escrow

At September 30, 2024, there were no outstanding warrants held in escrow (“Escrow Warrants”).  In the second quarter of 2024, there were no outstanding warrants held in escrow. These Escrow Warrants were held in escrow and were not exercisable unless the Company defaulted on the related debt. These Warrants expired on February 6, 2024. These Escrow Warrants are as follows:

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

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. The lease was re-measured again in 2023 and, as a result, the Company recorded an impairment loss of $488 in general and administrative expenses. As of September 30, 2024, a subtenant still has not been found and one is not anticipated to be found before the lease expires.  The Company incurred an impairment loss of $284 in general and administrative expenses.

For the three months ended September 30, 2024 and September 30, 2023, the Company incurred $84 and $171, respectively, of lease expense on the condensed consolidated statements of operations in relation to these operating leases, of which $53 and $49 was variable rent expense associated with capitalized operating leases and not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes and insurance, and it is classified as lease expense due to the Company's election to not separate lease and non-lease components.

In September 2024, the Company amended one of its lease agreements to extend the lease for 1,533 square feet of office space in Boca Raton, Florida for an additional 12 calendar months, commencing on November 1, 2024 and expires on October 31, 2025.

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

As of September 30, 2024, the maturities of the Company’s lease liabilities were as follows:

2024 (excluding the nine months ended September 30, 2024)	$441
2025	1,191
2026	952
2027	306
Total lease payments	2,890
Less: imputed interest	(247)
Present value of lease liabilities	$2,643

Included below is other information regarding leases for the periods noted below.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Sublease income	$167	$501
Cash paid for operating leases	$149	$730
Weighted average remaining lease term (years) - operating leases	2.0	2.0
Weighted average discount rate – operating leases	8.25%	8.25%

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

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

	September 30, 2024	December 31, 2023
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Accounts receivable, net	$-	$161
Current assets of discontinued operations	$-	$161

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,321	$4,722
Accrued expenses and other current liabilities	2,300	2,055
Short-term operating lease liabilities	480	480
Current liabilities of discontinued operations	$7,101	$7,257

The operating results of our discontinued operations are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$-	$1	$-	$7,106
Cost of sales	-	(9)	-	(6,796)
Operating costs and expense	28	(3,006)	279	(5,325)
Income (loss) from discontinued operations before Provision for income taxes	28	(3,014)	279	(5,015)
Provision expense for income taxes	-	-	-	-
Income (loss) from discontinued operations, net of tax	$28	$(3,014)	$279	$(5,015)

Note 10 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2023 or September 30, 2024. As of September 30, 2024, 0 shares remain available for use in the TCC Plan.

Stock Subscription Receivable and Loss on Stock Price Guarantee

As of September 30, 2024, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

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

Our products include vitamins, minerals, specialty supplements, and sports nutrition products primarily under the Twinlab®, Reserveage and ResVitale® brands. We also formulate, market and sell diet and energy products under the Metabolife® brand. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, sprays, and powders. These products are sold primarily through health and natural food stores and on-line retailers, supermarkets, and mass-market retailers.

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

We also performed services between private label distributors and contract manufacturers under the NutraScience Labs (“NSL”) brand name. NSL facilitated the production of new supplements to market and reformulated existing products to include scientifically backed ingredients. We provided our customers with numerous production services, including manufacturing, testing, label and packaging design, order fulfillment, and regulatory compliance.

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

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At September 30, 2024, we had an accumulated deficit of $376.5 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $146.6 million at September 30, 2024. We also have $93.0 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2024 and 2023 (amounts in thousands, except share and per share amounts)

The following table summarizes our financial results for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Net sales	$2,322	$3,676	$(1,354)	(37)	$8,210	$10,473	$(2,263)	(22)
Cost of sales	1,680	2,345	(665)	(28)	5,500	6,475	(975)	(15)
Gross profit	642	1,331	(689)	(52)	2,710	3,998	(1,288)	(32)
Operating costs and expenses:
Selling expenses	126	342	(216)	(63)	344	933	(589)	(63)
General and administrative expenses	1,262	1,191	71	6	3,075	3,769	(694)	(18)
Loss from operations	(746)	(202)	(544)	269	(709)	(704)	(5)	1

Other income (expense):
Interest expense, net	(1,962)	(2,107)	(145)	(7)	(5,923)	(6,429)	(506)	(8)
Other income, net	-	(16)	(16)	(100)	8	14	(6)	(43)
Total other expense, net	(1,962)	(2,123)	(161)	(8)	(5,915)	(6,415)	(500)	(8)

Loss before income taxes	(2,708)	(2,325)	(383)	(16)	(6,624)	(7,119)	495	(7)

Provision for income taxes	-	(25)	25	100	(6)	(32)	26	(600)

Net loss from continuing operation	(2,708)	(2,350)	(358)	(15)	(6,630)	(7,151)	521	(7)
Net income (loss) from discontinued operation, net of income taxes	28	(3,014)	3,042	101	279	(5,015)	5,294	(106)
Total net loss	$(2,680)	$(5,364)	$2,684	50	$(6,351)	$(12,166)	$5,815	(48)

Net Sales

The decrease in our net sales of 37% and decrease of  22% for the three and nine month period ended September 30, 2024, respectively, compared to the same period in 2023 was primarily due to supply chain issues on our top-selling, high-margin products.

Gross Profit

The overall gross profit decrease of 52% and decrease of 32% for the three and nine month period ended September 30, 2024, respectively, compared to the same period in 2023 was primarily due to supply chain issues on our top-selling, high-margin products and a decreased demand in the first three months of 2024 from major retailers  on our high-margin products.

Selling Expenses

Our selling expenses decreased by 63% and 63% for the three and nine month period ended September 30, 2024, respectively, compared to the same period in 2023, primarily due to the decrease of certain advertising costs including reduction to our digital advertising and general marketing costs.

General and Administrative Expenses

For the three month period ended September 30, 2024, our general and administrative expenses increased by 6%  2023 primarily due to a lease impairment.  The decrease by 18% in our general and administrative expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to decreases in salary and wages, as well as right-sizing of other operational expenses.

  Interest Expense, Net

Our interest expense, net decreased by 7% and 8% for the three and nine month period ended September 30, 2024 compared to the same period in 2023, respectively, which was primarily due to a decrease in the cost of lending and associated interest fees.

Other Income

The decrease of other income of $16 thousand for the three months ended September 30, 2024 compared to the same period in 2023 was due to repayments in 2023 from a vendor for work never completed. The decrease in other income of $6 thousand for the nine months ended September 30, 2024 compared to the same period in 2023 was related to reimbursements in 2023 of certain rental expenses associated with our Tampa sublease for prior year charges and a smaller 2024 reimbursement of charges for workers compensation insurance.

 Liquidity and Capital Resources

At September 30, 2024, we had an accumulated deficit of $376.5 million primarily because of our history of operating losses.We had a working capital deficiency of $146.6 million at September 30, 2024. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders, and third-party debt. As of September 30, 2024, we had cash of $0.0 million. Cash provided by operating activities was $0.63 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we had repayments to our revolving credit facility of $0.6 million.

Our total liabilities increased by $5.0 million to $153.0 million at September 30, 2024 from $148.0 million at December 31, 2023 primarily due to an increase of $4.9 million in accrued interest; partially offset by a decreaseof $0.6 million in notes payable and current portion of long-term debt.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $0.63 million for the nine months ended September 30, 2024 as a result of our net loss of $6.4 million,and an increase in net operating assets and liabilities of $7.0 million. By comparison, for the nine months ended September 30, 2023, net cash provided by operating activities was $1.2 million as a result of our net loss of $12.2 million and an increase in net operating assets and liabilities of $9.4million, and other non-cash expenses totaling $0.4 million net.

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2024, consisting of net repayments of $0.6 million to our revolving credit facility. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2023, consisting of net repayments of $2.0 million under our revolving credit facility.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap Financial Trust ("MidCap"). The amount due to MidCap for this revolving credit line is $0 as of September 30, 2024.

To date, we are in default of the promissory notes payable to Little Harbor, Great Harbor Capital, LLC and Golisano Holdings LLC which matured on October 22, 2021 (see Note 6 for further information). As of September 30, 2024, we had $8,037, $28,500 and $39,536 of indebtedness outstanding to Little Harbor, Great Harbor Capital, LLC and Golisano Holdings LLC, respectively.

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

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: October 16, 2025	By:	/s/ Kyle Casey
Kyle Casey
Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)

