Form 10-K
period 2024-12-31
TWINLAB CONSOLIDATED HOLDINGS, INC.
filed 2026-03-03
CIK 1590695

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-55181

Twinlab Consolidated Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3951742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

304 Indian Trace #438
Weston, Florida	33326
(Address of principal executive offices)	(Zip Code)

(561) 443-4301

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2024 was $1,018,614 (computed by reference to the high/low price on such date).

The number of shares of common stock, $0.001 par value, outstanding on March 2, 2026 was 259,092,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K ("Report" or "10-K") that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need to continue as a going concern;

•	we may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us, and a bankruptcy filing would subject our business and operations to various risks;

•	the departures of executive offices and directors and our ability to recruit and retain new executive officers and directors;

•	volatile conditions in the capital, credit and commodities markets and in the overall economy;

•	public health threats or outbreaks of communicable diseases could have a material adverse effect on the Company’s operations and financial results;

•	our ability to protect our intellectual property rights that are valuable to our business, including trademark and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, distributors and other potential commercial partners;

•	our ability to obtain favorable credit terms from material suppliers and other commercial partners;

•	transactions with related parties may not be on arm's-length terms, which could result in higher expenses or lower revenue than comparable transactions with third parties;

•	our leases, including our ability to assign or cancel such leases or find a mutually agreeable solution with any of our landlords, where there is a dispute or claim between the parties;

•	the size and growth of the potential markets for our products, and the rate and degree of market acceptance of any of our products;

•	competition in our industry;

•	regulatory developments in the United States and foreign countries;

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

In the third quarter of 2023, due to a history of operating losses associated with the private label distributions business under the NSL brand name, the Company decided to cease operations associated with NSL. As such, NutraScience's fixed assets were determined to have minimal economic value to the Company and were disposed of through abandonment concurrently with the ceased operation.

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

Through NutraScience Labs we also provided services between private label distributors and contract manufacturers. Our services business involved the facilitation of manufacture of custom products to the specifications of a customer who required finished products under the customer’s own brand name. We did not market these private label products as our business was to sell the products to the customer, who then marketed and sold the products to retailers or end consumers. The operations performed under NutraScience Labs ceased with the abandonment of operations.

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

Marketing and Promotion

TCC markets to consumers shopping through numerous sales channels and online e-tailers. Each channel demands a different approach that meets its distinctive needs. The following is a brief overview of the channels in which we market our varied brands:

Sales Channel	Specifics
Specialty	Retailers who specialize in supplements (i.e., The Vitamin Shoppe; and GNC)

Health and Natural Foods	Health and Natural Food retailers such as Whole Foods and Sprouts to small health food stores and their associated online platforms

Food, Drug and Mass Market	Retailers ranging from national and regional grocery to ‘big box’ stores (such as Target) and their associated online platforms

Direct to Consumer	Company owned and operated websites

eTailers	Online e-tailers, such as Amazon , whose primary store is digital

International	Distributors found in the countries in which we currently do business

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

Significant Customers

Sales to our top three customers aggregated to approximately 53% and 32% of total consolidated sales in 2024 and 2023, respectively. Sales to one of those customers were approximately 24% and 15% of total sales in 2024 and 2023, respectively. Accounts receivable from these customers were approximately 62% and 42% of total accounts receivable as of December 31, 2024 and 2023, respectively.

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

Materials and Suppliers

We employ a supply chain staff that works with marketing, product development, formulations and quality assurance personnel to oversee contract manufacturers and source raw materials for products as well as other items purchased by us. Raw materials are sourced by a variety of domestically and internationally approved suppliers principally from the United States, Europe and China. We believe our relationships with our principal suppliers are good. Our top two suppliers accounted for 32% of our purchases for the year ended December 31, 2024. Whenever possible, we have adopted dual sourcing for raw materials to mitigate the impact of raw materials shortages that happen from time to time.

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

Employees

As of March 3, 2026, we had approximately 6 full-time employees and 1 part-time employee.  As of December 31, 2024, we had approximately 7 full-time employees and no part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Bankruptcy Risks

We may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us.

As described throughout this Form 10-K, we have a substantial amount of debt and we are currently in default under various debt agreements as well as obligations under various lease agreements.  If we are unable to extend or refinance our debt and negotiate settlements or alternative lease agreements, or if our debt is accelerated due to a default by us, our assets may not be sufficient to repay our debt and obligations in full, and our available cash flow may not be adequate to maintain our current operation.  Under those circumstances, or if we believe those circumstances are likely to occur, we may be required to seek protection under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.  In addition, under certain circumstances creditors may file an an involuntary petition for bankruptcy against us.

If we file for bankruptcy protction, our business and operations will be subject to certain risks.

A bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code would subject our business and operations to various risks, including but not limited to, the following:

●	our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from shipping goods;
●	our employees may become distracted from performance of their duties or more easily attracted to other career opportunities;
●	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;
●	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;
●	we may have difficulty maintaining existing and building new relationships;
●

transactions outside the ordinary course of business would be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

●	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;
●	we may be unable to retain and motivate key executives and associates through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;
●	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;
●	the value of our common stock could be affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution. In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court. Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process.

Market and Channel Risks

Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.

Our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business or to the extent that they impact the global macroeconomic systems. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. For example, the continuing conflict arising from the Russian invasion into Ukraine, and the ongoing conflict in the Middle East, could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us, our financial condition, results of operations, cash flows and performance.

Adverse economic conditions related to the COVID-19 pandemic or future pandemic may harm our business.

Inflation and other changes in economic conditions related to the ongoing COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, significantly adversely impacted global economic activity and contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak in many countries, including the United States, resulted in quarantines, business and school closures, and restrictions on travel.

Certain states and cities, including where our principal place of business is located, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and/or restrictions on types of business that may continue to operate. While these restrictions have been lifted, the Company cannot predict if future impacts of COVID-19, including the emergence of new variants, will lead to the reinstitution of similar restrictions or the implementation of new restrictions. The COVID-19 pandemic had negatively impacted almost every industry directly or indirectly, including industries in which the Company and our customers and business partners operate.  The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption;
●	a complete or partial closure of, or other operational issues at our third-party logistics provider (“3PL”) resulting from government action;
●	the reduced economic activity severely impacts our customers' businesses, financial condition and liquidity and may cause one or more of our customers to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	the reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending and lead to reduced demand for our products and a decrease in sales;
●	difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our customers' ability to fund their business operations and meet their obligations to us;
●	the financial impact of a pandemic could negatively impact our future compliance with financial covenants of our debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings;
●	any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic conditions; and
●	a deterioration in our or our customers' ability to operate in affected areas or delays in the supply of products or services to us or our customers from vendors that are needed for our or our customers’ efficient operations could adversely affect our operations and those of our customers.

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

Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the health foods industry. Adverse publicity may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability.

Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the health foods industry or the vitamin, mineral and supplement market. Increased competition in either or both could have a material adverse effect on us.

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

Future increases in fuel costs may affect our results of operations adversely in that consumer traffic to health and natural food stores may be reduced and the costs of our sales may increase as we incur higher fuel costs in connection with the transportation of goods from our warehouse and distribution facilities to health and natural food stores. Also, increases in oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from future increases in fuel prices.

Business Strategy and Operational Risks

If we are unable to retain key personnel and members of our Board of Directors, our ability to manage our business effectively could be negatively impacted.

Key management employees of the company and its subsidiaries include Anthony Zolezzi as Chief Executive Officer and Chairman and Kyle Casey as Chief Financial Officer. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We have experienced several resignations from management and the Board of Directors in 2022 including Craig Fabel who served as the Chief Executive Officer.  In 2023 Daniel DiPofi who previously served as Chief Executive Officer, and B. Thomas Golisano and Seth Ellis who were members of the Board of Directors resigned.  In 2025, David L. Van Andel resigned from him position on the Board of Directors. The loss or limitation of the services of any of our key management employees or members of our Board of Directors or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

As a part of our business strategy, we have completed and may pursue acquisitions in the future that could disrupt our operations and harm our operating results.

An element of our historical business strategy has included expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

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

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Our information systems and those maintained by our third-party vendors and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers. Cyber attacks are expected to accelerate on a global basis and threats are increasingly sophisticated in using techniques and tools, including artificial intelligence, that are designed to circumvent security controls and evade detection. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third-party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third-party vendors or any significant breach of security could adversely affect our reputation with our customers, vendors and employees and could adversely affect our business, results of operations and liquidity and could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third-party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers.

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

We are currently a party to a lawsuit and may become a party to additional lawsuits that arise in the ordinary course of business in the future.

We are currently a party to a lawsuit and may become a party to additional lawsuits that arise in the ordinary course of business in the future. We are currently a party to a lawsuit filed in state court in Florida by our landlord in connection with our lease for the property in St. Petersburg, Florida.  As described in this Form 10-K, the landlord alleges we have breached the terms of the lease and is seeking damages in the amount of approximately $963,000.  As of the date of this filing, we have not responded to the complaint.  It is possible that our failure to respond to the complaint will result in a default judgement against us or alternatively that any response to the compliant or future actions on our part to defend against this litigation will be unsuccessful and result in an adverse judgment against us.  Such a default or adverse judgment count result in the imposition of material damages and other costs and have a material adverse effect on us.  The possibility of additional litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise that could have material adverse effects on us.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Due to the nature and size of our remaining assets, annual impairment testing was not performed in 2023 or 2024, nor was an impairment loss recognized.  See Note 5 in the Notes to Consolidated Financial Statements included in this report.

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

We had recurring net operating losses in fiscal year 2024.  We had negative working capital at the end of fiscal year 2024 and 2023. As of December 31, 2024, and 2023, our accumulated deficit was $379.6 million and $370.1 million, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.

Our financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. Our independent registered public accounting firm has issued its report dated March 3, 2026, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.

We are a fully remote company that does not maintain a physical office presence, which subjects us to unique operational risks.

Being a fully remote company subjects us to unique operational risks.  For example, technologies in our employees' homes may not be as robust as in a corporate office, and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in a corporate office.  Further, the security systems in place at our employees' homes may be less secure than those used in a corporate office, and whole we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss and could disrupt our business operations.  There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing Company data and systems remotely.  In addition, operating remotely may negatively impact our corporate culture, including employee engagement and productivity.

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

Concurrent with year-end reporting, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the overall design of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (COSO). Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal control over financial reporting.  The control deficiencies identified increase the risk that errors in our financial reporting may occur and remain undetected.  The existence of a material weakness may also negatively affect our business in other ways.  Investors and potential financing sources may view the presence of material weaknesses as increasing the risk of inaccurate financial reporting, which can reduce their willingness to invest in our securities or extend credit on favorable terms.  As a result, our ability to raise capital, obtain debt financing, or maintain existing financing arrangements could be adversely affected.  In addition, the perception of weak internal controls may negatively impact the market price of our common stock and investor confidence in our Company.

An excess of a majority of our outstanding voting securities are beneficially owned by two individuals, and these two individuals can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Two stockholders beneficially own over 80% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near- and long-term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by two individuals.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 1C.	Cybersecurity

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

We occupied approximately 1,500 rentable square feet on the 2nd floor of an office building in Boca Raton, Florida under a lease that was scheduled to expire in October 2025. We leased approximately 13,000 rentable square feet on the 3rd floor of office space within the same building in Boca Raton, Florida under a lease agreement that expires February 2026. These leases were forfeited to the landlord on March 26, 2025.

We had possession of approximately 30,600 rentable square feet of office space, evenly split between the 5th and 6th floor of an office building in St. Petersburg, Florida under a lease that is scheduled to expire on April 30, 2027. On December 1, 2019, we entered into a sublease for the 6th floor space that is scheduled to expire on April 2027, and on December 1, 2016, we entered into a sublease for the 5th floor space which expired on June 30, 2022. On November 14, 2025, we received a notice of default from counsel regarding this lease for overdue rent payments and the sublease was surrendered to the landlord.  On December 10, 2025, the landlord filed a compliant for damages in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas and Pasco Counties, Florida, Civil Division.  See Note 13 in the Notes to the Consolidated Financial Statements included in this report for a discussion of the notice of default and the lawsuit.

We do not currently own or lease any properties, but utilize a mailbox service in Weston, Florida to function as our mailing address.

We believe that our lack of formal office space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are, from time to time, a party to legal proceedings that arise in the ordinary course of business.

On November 14, 2025, counsel to First Central Tower Limited Partnership ("Landlord") remitted a notice of Default, Demand to Cure and for Acceleration of Rent to us seeing $979,885 in unpaid rent.  We did not respond to this notice.

On December 10, 2025, the Landlord filed a complain for damages in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas and Pasco Counties, Florida, Civil Division, for past due rent. The landlord alleges that we defaulted on the lease by failing to pay rent on the date rent was due.  The landlord is seeing to recover damages from us in the amount of $963,363, comprised of past due rent and late fees through December 2025, totaling $1,394,221, less our security deposit in the amount of $1,000,000, plus accelerated rent due for the remainder of the lease term reduced to the net present value in the amount of $360,713 plus costs associated with reletting the premises in the amount of $208,428.  As of the date of filing this Form 10-K, we have not responded to this complain.  It is possible that our failure to respond to the complain will result in a default judgment against us or alternatively that any response to the complaint or future actions on our part to defend against this litigation will be unsuccessful and result in an adverse judgment against us.  Such a default or adverse judgment could result in the imposition of material damages and other costs and could have a material adverse effect on us.  See Note 13 in the Notes to Consolidated Financial Statements included in this report for additional information.

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

Holders of Common Stock

As of March 2, 2026, there were approximately 375 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

We distribute branded product lines with approximately 77 stock keeping units, or SKUs. We believe that as a result of our history of top quality products and past recognition of our brands in health and natural food stores as quality products, there remains an operational path forward, though potentially as a smaller, leaner company. In most periods since our formation, we have generated losses from operations.

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

In the third quarter of 2023, due to history of operating losses associated with private label distributions business under NSL brand name, the Company decided to cease operations associated with NSL. As such, NutraScience’s fixed assets were determined to have minimal economic value to the Company and were disposed of through abandonment concurrently with the ceased operation.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2024, we had an accumulated deficit of $379.6 million. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, interest and refinancing charges associated with our debt refinancing, and impairment of goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

The Company is currently a defendant in litigation described in Note 13. The plaintiff seeks damages of approximately $963,363, which significantly exceeds the Company’s available liquidity. The potential exposure from the litigation, if resolved unfavorably, could materially exceed the Company’s available financial resources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.  Management is evaluating various strategic alternatives, including settlement negotiations, additional capital raising, refinancing arrangements, and other restructuring options. There can be no assurance that these efforts will be successful.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of our history of operating losses and significant interest expense on our debt, we have a working capital deficiency of $149.9 million at December 31, 2024. We also have $93.9 million of debt, presented in current liabilities. These continuing conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Management is addressing operating issues through the following actions: focusing on maintaining the most profitable core business and brands through emphasis on major customers and key products whereby the company can sell the most product with the least internal costs; winding down or selling less profitable brand; reducing operating costs; restructuring debt, potentially through bankruptcy filings;  and continuing to negotiate lower prices from major suppliers in an effort to maintain the core business in the face of increasing financial pressures. We believe that we will need additional capital to execute our business plan. There can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

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

Accounts Receivable and Allowances

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims, related to promotional items; customer discounts; shipping shortages and damages; and credit losses based upon historical bad debt and claims experience.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023:

	For the Years Ended December 31,		Increase	%
	2024	2023	(Decrease)	Change
Net sales	$11,665	$13,617	$(1,952)	(14)%
Cost of sales	7,740	8,605	(865)	(10)%

Gross profit	3,925	5,012	(1,087)	(22)%

Operating costs and expenses:
Selling expenses	459	1,161	(702)	(60)%
General and administrative expenses	5,242	5,240	2	0%

Loss from operations	(1,776)	(1,389)	(387)	28%

Other expense:
Interest expense, net	(7,996)	(8,271)	275	3%
Other income	8	41	(33)	80%

Total other expense	(7,988)	(8,230)	242	3%

Loss before income taxes	(9,764)	(9,619)	(145)	2%

Provision for income taxes	(43)	(43)	-	0%

Net loss from continuing operations	(9,807)	(9,662)	(145)	2%
Net (income) loss from discontinued operations, net of income taxes	308	(4,052)	4,360	(108)%
Total net loss	$(9,499)	$(13,714)	4,215	31%

Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net loss per common share - basic	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net loss per common share - diluted (See Note 2)	$(0.04)	$(0.05)

Net Sales

The decrease in our net sales by 14% for the year ended December 31, 2024 compared to 2023, is primarily due to production backlogs at manufacturers, resulting in extended lead-time for production and fulfillment of sales, as well as a reduction in demand from some of our major customers and retailers for some of our branded products.

Gross Profit

Our overall gross profit decrease of 22% for the year ended December 31, 2024 compared to 2023, is primarily due to increased product input costs at the supplier and manufacturing levels.

Selling Expenses

Our selling expenses decreased by 60% for the year ended December 31, 2024 compared to 2023, primarily due to the reduction of certain advertising costs, such as print marketing, public relations, and brand ambassadors, as we did not have a major product launch in 2024.

General and Administrative Expenses

Our general and administrative expenses increased by 0% for the year ended December 31, 2024 compared to 2023, primarily due to proactively assessing all costs and ensuring that expenses are right-sized for a leaner company and not taking on new expenses.

Impairment of Goodwill and Intangible Assets

Due to the immaterial net book value of our remaining intangible assets, annual impairment testing was not performed nor was an impairment loss recognized in 2024 or 2023.

Interest Expense, Net

Our interest expense decreased by $0.3 million or 3% for the year ended December 31, 2024 compared to 2023. The increase is primarily due to rising interest rates on existing debt.

Other Income

The decrease in other income of 80% is related the sale of unused web domains in 2023 which did not also occur in 2024. Other income for the year ended December 31, 2024 related insurance premium refunds resulting from an annual fees audit.

Liquidity and Capital Resources

At December 31, 2024, we had an accumulated deficit of $379.6 million primarily because of our history of operating losses. We had a working capital deficiency of $149.9 million at December 31, 2024. Losses have been funded primarily through the issuance of common stock and warrants, borrowings from our stockholders and third-party debt. As of December 31, 2024, we had cash of $69 thousand. On an ongoing basis, we also seek to improve operating cash through trade receivables and payables management as well as inventory stocking levels. Net cash used in operating activities for the year ended December 31, 2024 was $0.3 million. During the year ended December 31, 2024, we incurred net repayment on borrowings from our revolving credit facility of $0.7 million.

Our total liabilities increased by $6.5 million to $154.5 million at December 31, 2024 from $148.0 million at December 31, 2023. This increase in our total liabilities was primarily due to the increase of $6.6 million in accrued interest and $0.6 million in accounts payable, partially offset by an decrease of $4 million in accrued expenses, lease liabilities, and current liabilities related to discontinued operations.

As a result of ongoing liquidity constraints, recurring operating losses, and the Company’s limited access to capital, management has taken actions to wind down certain operations and reduce the Company’s cost structure. These actions have included the cessation of operations of NutraScience Labs, the abandonment or forfeiture of leased facilities, workforce reductions, and the elimination of operating activities that were no longer economically sustainable.

Cash Flows from Operating, Investing and Financing Activities

Net cash used in operating activities was $0.3 million for the year ended December 31, 2024 as a result of our net loss of $9.5 million, other non-cash expenses totaling $0.0 million net, and an increase in net operating assets and liabilities of $0.0 million. By comparison, for the year ended December 31, 2023, net cash used in operating activities was $2.9 million as a result of our net loss of $13.7 million, forgiveness of PPP loan of $0.0 million, a non-cash impairment of goodwill and intangible assets of $0.0 million, other non-cash expenses totaling $0.1 million net, and an increase in net operating assets and liabilities of $2.8 million.

Net cash used in financing activities was $0.3 million for the year ended December 31, 2024, consisting of net payments of $0.7 million under our revolving credit facility. Net cash provided by financing activities was $3.7 million for the year ended December 31, 2023, consisting of net borrowings on our revolving credit facility of $1.6 million.

Wind-Down and Cost Reduction Actions

As a result of ongoing liquidity constraints, recurring operating losses, and the Company’s limited access to capital, management has taken actions to wind down certain operations and reduce the Company’s cost structure. These actions have included the cessation of operations of NutraScience Labs, the abandonment or forfeiture of leased facilities, workforce reductions, and the elimination of operating activities that were no longer economically sustainable.

The Company has surrendered multiple office locations and no longer maintains dedicated corporate office space. These actions resulted in the impairment of certain assets and the recognition of remaining lease obligations, which are reflected in the consolidated financial statements. While these measures were undertaken to reduce ongoing cash outflows, the Company continues to have significant obligations, including lease liabilities, accrued interest, and debt obligations that are classified as current due to existing defaults.

The Company’s liquidity position remains constrained, and its ability to satisfy its obligations as they become due is subject to significant uncertainty. Additional information regarding these matters is included in Note 1 and other notes to the consolidated financial statements.

Ongoing Funding Requirements

As set forth above, we obtained additional debt financing in the year ended December 31, 2024 to support operations. We will need additional funding to continue supporting our operations during the next twelve months. However, we cannot predict whether future borrowings will be available to us  and future developments associated with the current economic environment will materially affect our long-term liquidity position.

In response to COVID-19 and to protect our liquidity and cash position, we have taken a number of steps. In August of 2020, we obtained deferment letters from each of Great Harbor (defined below), Little Harbor (defined below) and Golisano Holdings (defined below) pursuant to which each lender agreed to defer all payments due under outstanding notes held by each lender through October 22, 2021 and agreed to refrain from declaring a default and/or exercising any remedies under the outstanding notes. Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. As discussed in Note 6 - Debt, Akretive LLC is now the lender of the notes previously held by Great Harbor, Little Harbor and Golisano Holdings.  We continue to anticipate extending the maturity dates and related payment deferrals with the lending parties, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all.

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

Although there are several new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our consolidated financial position or results of operations.

Material Contractual Obligations

As of December 31, 2024, we had total debt of $93.9 million, of which $91.7 million is considered to be related-party debt. For discussion of our debt financing, see Notes 6 and 7 in the Notes to Consolidated Financial Statements included in this report.

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

On July 12, 2019, we entered into a sublease agreement to sublease the other half of the 31,000 square feet of office space in St. Petersburg, Florida. The sublease term commenced on December 1, 2019 and is scheduled to expire on April 30, 2027.

On April 22, 2021, we entered into an operating lease agreement for approximately 13,500 square feet of office space in Hauppauge, New York. The agreement was surrendered to the landlord as part of the abandonment of operations of NutraScience Labs on September 30, 2023.

On August 26, 2021, we entered into an operating lease agreement for an additional 1,500 square feet approximately of office space in Boca Raton, Florida. The agreement was scheduled to expire in October 2024 and has a monthly base rent of $5 thousand. The commencement date was September 2021, the date on which we moved our main executive offices from 4800 T-Rex Avenue, Suite 305, Boca Raton, Florida 33431 to 4800 T-Rex Avenue, Suite 225, Boca Raton, Florida 33431.

On September 12, 2021, we entered into sublease agreement to sublease the approximately 13,000 square feet of office space in Boca Raton, Florida. The sublease term commenced on October 1, 2021 and was scheduled to expire on February 28, 2026.

On November 14, 2025, we surrendered the lease and sublease for 31,000 square feet of office space in St. Petersburg, Florida, to the landlord. The Company is currently in default for past due rent.

On March 26, 2025, we surrendered the leases and subleases at 4800 T-Rex Avenue in Boca Raton, Florida to the landlord.

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

Internal Control Over Financial Reporting

Background

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2023 related to the following:

•

Lack of appropriate staffing in our accounting and information technology departments to address the Company’s ability to continue to close the books both timely and accurately and to meet internal control documents.

We are still addressing the material weakness related to staffing and the ability to close the books timely and accurately.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our interim chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to give reasonable assurance that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 due to the existence of the material weakness described below.

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

Material Weakness and Remediation

Management identified a material weakness related to insufficient accounting and finance personnel to support the timely preparation and review of financial information and the maintenance of effective internal controls.

Management has taken steps to address this material weakness; however, the Company's ability to fully remediate the material weakness is limited by its current liquidity constraints and lack of financing.  As a result, the material weakness had not been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have determined that our internal controls over financial reporting during the year ended December 31, 2024 continues to be ineffective.

Item 9B.	Other Information.

On June 27, 2025, Mr. David L. Van Andel notified the Board of Directors of the Company of his decision to resign as a member of the Board, effective June 27, 2025.  The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation (S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a)	Identification of Directors

The current members of the Board of Directors are as follows:

Name	Age	Served as a Director Since	Positions with Twinlab Consolidated Holdings, Inc.
Anthony Zolezzi	71	2018	Chairman of the Board/Director

The principal occupations and business experience, for at least the past five years, of each Director are as follows:

ANTHONY ZOLEZZI	Age 71

Mr. Zolezzi was appointed to the Board on May 8, 2018. He served as the Company's Chief Executive Officer and President from July 2018 to August 2019 and was reappointed Chief Executive Officer on December 12, 2025. Prior to joining the Company as Chief Executive Officer and President, Mr. Zolezzi spent 5 years serving as an Operating Partner at Pegasus Capital Advisors, a private alternative asset management firm, where he was also Co-Chair of its Wellness Committee. In the past, Mr. Zolezzi has been the Chief Executive Officer of several successful, health and wellness companies including Wild Oats Marketplace, Code Blue Innovations, Natural Pet Nutrition, The New Organics Company and Pacific Basin Foods. Mr. Zolezzi has also served as an advisor for New Chapter Whole Foods Supplements, Wild Oats Private Label Supplements, Waste Management, Nestle and Whole Foods on several health, wellness and sustainability programs and projects. Mr. Zolezzi has his Bachelor of Science degree in Biology from Loyola Marymount University, Los Angeles, California. The Board believes this health and wellness experience qualifies him to serve as a director.

(b)     Identification of Executive Officers

The following table identifies our current executive officer(s):

Name	Age	Position
Anthony Zolezzi	71	Chief Executive Officer
Kyle Casey	42	Chief Financial Officer

KYLE CASEY	Age 42

Mr. Casey joined the Company in April 2019 and served as the Company’s Controller prior to his appointment as interim Chief Financial Officer of the Company, effective October 8, 2019. He was then appointed Chief Financial Officer as of January 13, 2020. Mr. Casey was appointed Interim Chief  Executive Officer and Chief Financial Officer as of January 26, 2023.  On December 12, 2025, he stepped down as Chief Executive Officer when Mr. Zolezzi was appointed Chief Executive Officer. Before joining the Company, Mr. Casey was with Gulfstream Park Racetrack and Casino from December 2015 through November 2018, most recently serving as the Vice President of Finance. Prior to his employment with Gulfstream Park Racetrack and Casino, Mr. Casey served as Chief Auditing Officer for the Florida Department of Business and Professional Regulation from March 2014 through December 2015. Mr. Casey holds a Bachelor of Science in Accounting and Finance, as well as a Master of Science in Taxation, from Florida State University. Mr. Casey is a licensed Certified Public Accountant.

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

(f)     Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2024 ("Fiscal 2024") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)     Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

The member of the standing Audit Committee is Anthony Zolezzi, currently the only member of the Board of Directors.  The responsibilities and duties of the Audit Committee consist of, but are not limited to:

  appointing, compensating, retaining and overseeing our independent registered public accounting firm;
  at least annually obtaining and reviewing our independent registered public accounting firms' report on independence and quality control;
  reviewing with our independent registered public accounting firm the scope and results of their audit, any audit problems or difficulties and management's response to any problems or difficulties;
  pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
  overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
  reviewing the facts and circumstances of each related party transaction under the Company's Related Party Transaction Policy and Procedures and either approve or disapprove of each related party transaction;
35

  reviewing and monitoring compliance with laws, rules, regulations and the Company's Code of Ethics and Business Conduct; and
  establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters, and for the confidential and anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.

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

(j)     Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2024.

(k)    Code of Conduct and Ethics

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

(l)     Insider Trading Policy

As of the date of this report, the Company has not adopted an Insider Trading Policy due to the limited number of directors and officers and limited trading in the Company's stock.  The absence of such a policy is not reflective of disregard for the principles of fair and ethical trading practices.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2024 Summary Compensation Table" below. In 2024, our "named executive officer" consisted of the following:

Kyle Casey, Interim Chief Executive Officer (former) and Chief Financial Officer

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and December 31, 2023.

Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total ($)
Kyle Casey	2024	334,590	—	—	334,590
Chief Financial Officer and former Chief Executive Officer	2023	324,734	—	—	324,734

Mr. Casey was appointed Chief Financial Officer of the Company effective January 13, 2020. Mr. Casey was appointed as Interim Chief Executive Officer and Chief Financial Officer of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. On December 2, 2022 Mr. Casey remained as Chief Financial Officer of the Company and his annual base salary was adjusted back to $262,000. On January 26, 2023, Mr. Casey was re-appointed as Interim Chief Executive Officer, in addition to his regular position as Chief Financial Officer, and his salary was modified to a base salary of $345,000.  On December 12, 2025, Mr. Casey stepped down as Chief Executive Officer but remained as Chief Financial Officer of the Company, however no adjustments were made to his annual base salary.  Mr. Casey has provided notice to the Company of his resignation from his position as Chief Financial Officer of the Company effective March 3, 2026.

JuDisclosure to Summary Compensation Table

Employment Agreement with Kyle Casey

Employment Term and Position

On January 13, 2020, the Company and Mr. Casey entered into an at-will employment agreement to serves as the Chief Financial Officer of the Company. There is no set employment term or notice period required prior to termination of employment.

Base Salary, Annual Bonus, Benefits

Pursuant to the employment agreement, Mr. Casey's base annual salary went up from $324,734 in 2023 to $0 in 2024. Mr. Casey was appointed as Interim Chief Executive Officer, in addition to his regular position as Chief Financial Officer, of the Company effective August 1, 2022 and his compensation was modified to receive an annual base salary of $345,000. From December 2, 2022 until January 26, 2023, Mr. Casey did not serve as the Interim Chief Executive Officer and his salary was adjusted back to $262,000. As of January 26, 2023, Mr. Casey was again serving as Interim Chief Executive Officer of the Company, in addition to his regular role as Chief Financial Officer, with an annual base salary of $345,000. Mr. Casey was eligible to participate in the Company's standard employee benefits program. There was no discretionary bonus paid in either 2023 or 2024.

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

Equity-Based Compensation Awards

The only equity compensation plan currently in effect is the Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”), which was assumed by the Company on September 16, 2014. The TCC Plan originally established a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees who will aid in our success. During 2018 and 2017, we granted Restricted Stock Units ("RSUs"), to certain employees pursuant to the TCC Plan. Each RSU relates to one share of the Company’s common stock. The RSU awards vested 25% each annually on various dates through 2019. We estimated the grant date fair market value per share of the RSUs and amortized the total estimated grant date value over the vesting periods. As of December 31, 2024, a total of 7,194,412 shares remain available for use in the TCC Plan.

Other Elements of Compensation

Retirement Plans

Until June 2016, the Company maintained a defined contribution retirement plan (the “Plan”) which qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over the age of 18 were eligible for participation in the Plan, on the 1st day of the 1st month following 30 days of employment with the Company. The Plan was a safe harbor plan, requiring the Company to match 100% of the first 1% of eligible salary contributed per pay period by participating employees, and to match 50% on the next 5% of eligible salary contributed per pay period by participating employees (with matching capped at 6% per pay period). Currently, we no longer offer matching contributions but do allow our employees to contribute to a 401(k) portfolio. The Company recognized no expenses related to the Plan in 2024 and 2023.

Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards at fiscal year-end table has been omitted as there is no required information to be disclosed for the fiscal year ended December 31, 2024.

DIRECTOR COMPENSATION

The director compensation table has been omitted as no compensation was received by the directors during the year ended December 31, 2024. We do not currently have an established compensation package for Board members.

Compensation Committee

Due to the prior resignations of B. Thomas Golisano and Seth Ellis, who headed the Compensation Committee, there are currently no members of the Board of Directors that serve on the Compensation Committee. In the meantime, any compensation decisions relating to our executive officers or directors will be handled by the Board of Directors. The Compensation Committee is responsible for, among other matters:

  reviewing and approving the compensation of our Chief Executive Officer and reviewing and setting or making recommendations to the Board of Directors on the compensation of our other executive officers;
  reviewing and making recommendations to the Board of Directors on the compensation of our directors, if applicable;
  appointing and overseeing any compensation consultants, legal counsel or other advisers;
  reviewing and approving or making recommendations to the Board of Directors regarding incentive compensation and equity-based plans and arrangements; and reviewing and discussing with management the Company's "Compensation Discussion & Analysis" to the extent required to be included in filings with the SEC.

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

The following table presents information about the beneficial ownership of the Company's Common Stock as of March 2, 2026 by those persons known to beneficially own more than 5% of our capital stock and by our directors, named executive officers, and current executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 259,092,833 shares of Common Stock outstanding as of March 2, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power. It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 2, 2026, pursuant to options, warrants, restricted stock units or other rights. The percentage of ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has vested restricted stock units or converted options or warrants into shares of our Common Stock.

	Beneficial Ownership
	Shares of Common	Percentage of
Name and Address of beneficial owner [1]	Stock	Class
5% Stockholders
Little Harbor LLC[2]	33,168,948	12.80%
Great Harbor Capital, LLC[3]	52,832,266	18.65%
David L. Van Andel Trust u/a dated November 1993[4]	34,791,814	13.43%
Akretive Holdings, LLC[5]	90,255,084	34.84%
David L. Van Andel
Named Executive Officers and Directors
Kyle Casey	-	-
Anthony Zolezzi[6]	-	-
All executive officers and directors as a group (2 persons)	-	-%

*	Less than 1% of the applicable class or combined voting power.
[1]	Except as otherwise provided, each party's address is care of the Company at 304 Indian Trace #438, Weston, Florida 33326.
2

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

[3]

By Schedule 13D/A, filed with the SEC on January 24, 2019, Great Harbor Capital, LLC reported that as of July 27, 2018, it has sole voting power and sole dispositive power over 52,832,266 shares. Great Harbor Capital, LLC is a Delaware limited liability company of which David L. VanAndelis the sole manager and a holder as sole trustee of the David L. VanAndelTrust of 100% of the membership interests. This number includes 4,500,000 shares that are issuable upon the exercise of warrants that have vested or will vest within 60 days afterMarch 24, 2023.  The business address of Great Harbor Capital, LLC is 3133 Orchard Vista Drive SE, Grand Rapids, Michigan 49546.

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

39

[5]

By Schedule 13D/A, filed with the SEC on April 22 2025, Akretive LLC, LLC, a New York limited liability company, reported that as of April 22, 2025, it has sole voting power and sole dispositive power over 90,255,084 shares.  The shares were acquired in April of 2025 in connection with entering into a Membership Interest Purchase and Sale Agreement, pursuant to which, Golisano Holdings, LLC agreed to sell and Akretive LLC agreed to purchase 100% of the membership interest in Aketive Holdings.  As part of the closing, Mr. Golisano and Akretive LLC terminated their Joint Filing Agreement, dated October 5, 2014, with respect to the filing of the Statement on Schedule 13D for the Company Common Stock.

[6]

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

Equity Compensation Plan Information

The following table summarizes the Twinlab Consolidation Corporation 2013 Stock Incentive Plan equity compensation plans under which our securities may be issued as of December 31, 2024.

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

Director Independence

During 2024, the Board had determined that the following directors were independent pursuant to the rules of the Nasdaq Stock Market ("NASDAQ"): Messrs. Van Andel and Zolezzi. Since the OTCPK does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the NASDAQ rules. In evaluating and determining the independence of the directors, the Board considered the relationships disclosed above under "Certain Relationships and Related Person Transactions" and determined that those relationships did not impair the directors' independence from us and our management under the NASDAQ rules.  Currently, the Board has determined that there are no independent directors due to Mr. Zolezzi being the sole member of the Board of Directors and having been appointed Chief Executive Officer.  The sole member of the Audit Committee is Anthony Zolezzi.  There are currently no members of the Board who are members of the Compensation Committee or the Nominating and Corporate Governance Committee and the Board is fulfilling the functions of those committees.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of Tanner LLP ("Tanner"), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services:

	December 31,	December 31,
Fee Category	2024	2023
Audit fees	$191,474	$201,333
Audit-Related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total fees	$191,474	$201,333

AUDIT FEES

Tanner billed the Company $191,474 and $201,333, respectively, in the aggregate for services rendered for the audits of the Company's 2024 and 2023 fiscal years and the review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q for the Company's 2024 and 2023 fiscal years.

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

All of the audit, audit-related and tax services provided by Tanner LLP to us in 2024 and 2023 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in 2024 and 2023 were reviewed with the Audit Committee, which concluded that the provision of such services by Tanner LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing function.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT

(a)(1)	The following consolidated financial statements are filed as a part of this 2024 10-K Report:
	(i)	Report of Independent Registered Public Accounting Firm (Firm ID: 270)	56
	(ii)	Consolidated Balance Sheets	58
	(iii)	Consolidated Statements of Operations	59
	(iv)	Consolidated Statements of Stockholders’ Deficit	60
	(v)	Consolidated Statements of Cash Flows	61
	(vi)	Notes to Consolidated Financial Statements	62

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

42

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

43

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

44

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

45

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

46

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

47

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

52

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

10.179	Third Amendment to Term Loan Note and Agreement by and between Twinlab Consolidated Holdings, Inc. and Macatawa Bank (incorporated by reference from the Company's Annual Report on Form 10-K filed on March 31, 2023.

21.1	Subsidiaries of the Company.**
23.1	Consent of Tanner LLP.**
31.1	Rule 13a-14(a)/15d-14(a) Certification.**
32.1	Certification Pursuant to 18 U.S.C. Section 1350. **
31.2	Rule 13a-14(a)/15d-14(a) Certification.**
32.2	Certification Pursuant to 18 U.S.C. Section 1350. **
101.INS	XBRL Instance. **
101.SCH	XBRL Taxonomy Extension Schema. **
101.CAL	XBRL Taxonomy Extension Calculation. **
101.DEF	XBRL Taxonomy Extension Definition. **
101.LAB	XBRL Taxonomy Extension Label. **
101.PRE	XBRL Taxonomy Extension Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Management contract or compensatory plan, contract or agreement as defined in Item 402(a)(3) of Regulation S-K

** Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWINLAB CONSOLIDATED HOLDINGS, INC.

Date: March 3, 2026	By:	/s/ Anthony Zolezzi
Anthony Zolezzi
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Anthony Zolezzi	Chief Executive Office	March 3, 2026
Anthony Zolezzi	(Chairman of the Board of Directors, Principal Executive Officer)

/s/ Kyle Casey	Chief Financial Officer
Kyle Casey	(Principal Financial Officer)	March 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twinlab Consolidated Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Twinlab Consolidated Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital, has incurred operating losses, and has accumulated a large deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting; however, we do not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Carve-Out and Presentation of Discontinued Operations

Critical Audit Matter Description

The carve-out and presentation of discontinued operations related to NutraScience Labs, Inc. (“NutraScience”) was a critical audit matter. Although NutraScience had been previously classified as discontinued operations, the 2024 financial statements required management to continue to identify, allocate, and present revenues, expenses, assets, liabilities, and cash flows attributable to the discontinued operations separately from continuing operations.

Auditing the carve-out and presentation of discontinued operations involved especially challenging auditor judgment due to the complexity of the allocation methodologies applied and the reliance on management judgments and estimates to ensure that amounts attributable to discontinued operations were complete, accurate, and appropriately classified. These judgments increased the risk of material misstatement and required a high degree of audit effort to evaluate the appropriateness of the presentation and related disclosures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's determination and carve out of discontinued operations for the NutraScience Labs, Inc. included the following, among others:

  We evaluated management’s accounting policies related to discontinued operations andassessed their application to the 2024 financial statements.
  We tested the completeness and accuracy of amounts allocated to discontinued operations by evaluating the methodologies used by management to carve out revenues, expenses, assets, liabilities, and cash flows, including testing underlying data and assumptions.
  We performed substantive procedures on selected allocations, including examining supporting documentation and assessing whether the allocations were consistent with the Company’s accounting policies and the nature of the underlying transactions.
  We assessed the consistency of the presentation of discontinued operations across the consolidated financial statements and evaluated the related disclosures for completeness and accuracy.

/s/ Tanner LLP

Lehi, Utah

March 3, 2026

We have served as the Company’s auditors since 2014.

(PCAOB ID 270)

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$69	$19
Accounts receivable, net	2,026	2,072
Inventories, net	2,450	3,402
Prepaid expenses and other current assets	91	194
Total current assets	4,636	5,687

Property and equipment, net	3	9
Right-of-use assets	-	1,889
Intangible assets, net	120	120
Other assets	1,264	1,290

Total assets	$6,023	$8,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,146	$2,080
Lease liabilities	2,885	946
Accrued expenses and other current liabilities	2,024	2,052
Accrued interest	46,466	39,851
Notes payable and current portion of long-term debt, net	93,908	93,637
Current liabilities of discontinued operations	7,077	7,257
Total current liabilities	154,506	145,823

Long-term liabilities:
Lease liabilities	42	2,197
Total long-term liabilities	42	2,197

Total liabilities	154,548	148,020
Commitments and contingencies (see Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 500,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 393,898,884 and 393,898,884 shares issued, respectively	394	394
Additional paid-in capital	231,249	231,249
Stock subscriptions receivable	(30)	(30)
Treasury stock, 134,806,051 shares at cost	(500)	(500)
Accumulated deficit	(379,637)	(370,138)
Total stockholders’ deficit	(148,524)	(139,025)

Total liabilities and stockholders' deficit	$6,024	$8,995

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2024	2023
Net sales	$11,665	$13,617
Cost of sales	7,740	8,605

Gross profit	3,925	5,012

Operating costs and expenses:
Selling expenses	459	1,161
General and administrative expenses	5,242	5,240

Loss from operations	(1,776)	(1,389)

Other income (expense):
Interest expense, net	(7,996)	(8,271)
Other income, net	8	41

Total other expense	(7,988)	(8,230)

Loss before income taxes	(9,764)	(9,619)

Provision for income taxes	(43)	(43)

Net loss from continuing operations	(9,807)	(9,662)
Net income (loss) from discontinued operations, net of income taxes	308	(4,052)
Total net loss	$(9,499)	$(13,714)

Net loss from continuing operation per share of common stock
Basic earning per share	(0.03)	(0.04)
Diluted earning per share	(0.03)	(0.04)
Net loss from discontinuing operation per share of common stock
Basic earning per share	(0.01)	(0.01)
Diluted earning per share	(0.01)	(0.01)
Weighted average number of common shares outstanding - basic	259,092,833	259,092,833
Net loss per common share - basic	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - diluted	259,092,833	259,092,833
Net loss per common share - diluted (See Note 2)	$(0.04)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Stock Subscriptions	Treasury Stock		Accumulated
	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, December 31, 2022	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(356,424)	$(125,311)
Net loss	-	-	-	-	-	-	(13,714)	(13,714)
Balance, December 31, 2023	393,898,884	394	231,249	(30)	134,806,051	(500)	(370,138)	(139,025)
Net loss	-	-	-	-	-	-	(9,499)	(9,499)
Balance, December 31, 2024	393,898,884	$394	$231,249	$(30)	134,806,051	$(500)	$(379,637)	$(148,524)

The accompanying notes are an integral part of the consolidated financial statements.

TWINLAB CONSOLIDATED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,499)	$(13,714)
Net (income) loss from discontinued operations	(308)	4,052
Net loss from continuing operations	(9,807)	(9,662)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities
Depreciation and amortization	9	35
Amortization of right-to-use assets	499	623
Recovery of obsolete inventories	(19)	(144)
Provision for losses on accounts receivable	(492)	(350)
Loss on write down of right-of-use assets	1,389	492
Other non-cash items	-	(23)
Changes in operating assets and liabilities:
Accounts receivable	377	(344)
Inventories	971	3,605
Prepaid expenses and other current assets	392	3,002
Other assets	-	(10)
Accounts payable	37	(406)
Lease liability payments	518	-
Lease liabilities due	(734)	(850)
Accrued expenses and other current liabilities	6,587	6,931
Net cash provided by (used in) continuing operations	(273)	2,899
Net cash used in discontinued operations	-	(2)
Net cash provided by (used in) operating activities	(273)	2,897

Cash flows from investing activities:
Purchase of property and equipment	(2)	-
Net cash used in continuing operations	(2)	-
Net cash used in discontinued operations	-	-
Net cash used in investing operation	(2)	-

Cash flows from financing activities:
Net proceeds from the issuance of debt	14,975	-
Issuance of debt interest payable	892	-
Repayment of debt	(14,884)	(144)
Net repayment on revolving credit facility	(714)	(3,600)
Net cash provided by (used in) continuing operations	269	(3,744)
Net cash used in discontinued operations	-	-
Net cash provided by (used in) financing activities	269	(3,744)

Net decrease in cash	(6)	(847)
Cash at the beginning of the year	19	866

Cash at the end of the year	$13	$19

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,461	$1,852

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of operating lease	$58	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. In most periods since our formation, we have generated losses from operations. At December 31, 2024, we had an accumulated deficit of $379,637. Historical losses are primarily attributable to lower than planned sales resulting from low fill rates on demand due to limitations of our working capital, delayed product introductions and postponed marketing activities, merger-related and other restructuring costs, and interest and refinancing charges associated with our debt refinancing, and impairment of our goodwill and intangible assets. Losses have been funded primarily through issuance of common stock and third-party or related party debt.

The Company is currently a defendant in litigation described in Note 13. The plaintiff seeks damages of $963,363, which significantly exceeds the Company’s available liquidity. The potential exposure from the litigation, if resolved unfavorably, could materially exceed the Company’s available financial resources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.  Management is evaluating various strategic alternatives, including settlement negotiations, additional capital raising, refinancing arrangements, and other restructuring options. There can be no assurance that these efforts will be successful.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is addressing operating issues through the following actions: focusing on growing the highest grossing products and brands,  reducing remaining operating costs, exploring bankruptcy options, and continuing to negotiate lower prices from major suppliers.  We believe that we will need additional capital to execute our business plan. If additional funding is required, there can be no assurance that sources of funding will be available when needed on acceptable terms or at all.

Wind-Down Activities and Asset Abandonments

In response to ongoing liquidity constraints, recurring operating losses, and the Company’s inability to access sufficient capital to support historical operating levels, management has undertaken actions to wind down certain operations and reduce the Company’s cost structure. These actions have included the cessation of operations of NutraScience Labs, Inc. (“NSL”), the abandonment or forfeiture of leased facilities, workforce reductions, and the elimination of certain operating activities that were no longer economically viable.

During 2023, the Company ceased operations associated with NSL. As part of this cessation, assets associated with NSL were determined to have minimal or no remaining economic value to the Company and were disposed of through abandonment. The operating results of NSL have been presented as discontinued operations in the accompanying consolidated financial statements. Assets and liabilities associated with discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2024 and 2023.

In addition, during 2024 and subsequent to year‑end, the Company surrendered or forfeited multiple leased office facilities as it no longer had the ability or intent to continue occupying those locations. As a result, the Company recorded charges related to the impairment of right‑of‑use assets and continues to reflect remaining lease liabilities on the consolidated balance sheets. Certain of these lease obligations are in default, and the Company is subject to claims by landlords for unpaid rent and related costs, as further described in Note 13.

The carrying amounts of assets subject to abandonment or impairment were evaluated based on their estimated recoverability, taking into consideration the Company’s decision to cease or significantly curtail related operations, the absence of alternative uses, and the Company’s current financial condition. No amounts have been capitalized in anticipation of future operating recoveries or restructuring outcomes.

These wind‑down actions reflect management’s efforts to reduce ongoing cash outflows and preserve liquidity; however, the Company continues to have significant obligations, including lease liabilities, accrued interest, and debt obligations that are classified as current due to existing defaults. The Company’s ability to satisfy these obligations is subject to significant uncertainty. These conditions, together with the matters described above and elsewhere in these financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant management estimates include those with respect to returns and allowances, allowance for credit losses, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill.

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

Contract Liabilities

Our contract liabilities consist of customer deposits and contractual guaranteed returns.

Net contract liabilities are recorded in accrued expenses and other current liabilities and consisted of the following:

Contract Liabilities
	December 31, 2024	December 31, 2023
Contract Liabilities - Customer Deposits	$2,290	$2,022
Contract Liabilities - Guaranteed Returns	127	127
	$2,417	$2,149

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

The Company did not have any financial instruments that are measured at fair value on a recurring basis as of December 31, 2024 and 2023.

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

We grant credit to customers and generally do not require collateral or other security. We perform credit evaluations of our customers and provide for expected claims related to promotional items, customer discounts, shipping shortages, damages, and credit losses based upon historical bad debt and claims experience. As of December 31, 2024, total allowances amount to $371, of which $147 related to credit losses on accounts receivable. As of December 31, 2023, total allowances amounted to $862, of which $175 was related to credit losses on accounts receivable.

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

Discontinued operations

We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal meets the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). In our consolidated statements of cash flows, the cash flow from discontinued operations are separately classified/reported. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relate to continuing operations (See Note 8, Discontinued Operations).

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets relating to the asset acquisition of Organic Holdings, LLC (“Organic Holdings”), a market leader in the healthy aging and beauty from within categories and owner of the award-winning Reserveage™ Nutrition brand, are determined to have an indefinite useful economic life and as such are not amortized. Due to the size of our remaining indefinite-lived intangible assets, annual testing for impairment was performed  and no impairment was recorded in the years ended December 31, 2024 and 2023 respectively (see Note 5 for further information on the goodwill and intangible assets impairment charges).

Shipping and Handling Costs

Shipping and handling fees when billed to customers are included as a component of net sales. The total costs associated with shipping and handling are included as a component of cost of sales and totaled $458 and $266 in 2024 and 2023, respectively.

Advertising and Promotion Costs

We advertise our branded products through national and regional media and through cooperative advertising programs with customers. Costs for cooperative advertising programs are expensed as earned by customers and recorded in selling, general and administrative expenses. Our advertising expenses were $69 and $802 in 2024 and 2023, respectively. Customers are also offered in-store promotional allowances and certain products are also promoted with direct to consumer rebate programs. Costs for these promotional programs are recorded as incurred as a reduction to net sales.

Research and Development Costs

Research and development costs are expensed as incurred. We did not incur research and development costs in 2024 or in 2023.

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

The common shares used in the computation of our basic and diluted net loss per share are reconciled as follows:

	For the Years Ended December 31,
	2024		2023
Numerator:	$		$
Net loss from continuing operations		(9,807)		(9,662)
Net income (loss) from discontinued operations, net of income taxes		308		(4,052)
Net loss		$(9,499)		$(13,714)

Denominator:
Weighted-average number of common shares - Basic		259,092,833		259,092,833
Weighted-average number of common shares - Diluted		259,092,833		259,092,833

Net loss per common share:
Basic EPS		$(0.04)		$(0.05)
Diluted EPS		$(0.04)		$(0.05)

Significant Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company's invested cash will not be impacted by adverse conditions in the financial markets.

Sales to our top three customers aggregated to approximately 53% and 32% of total consolidated sales in 2024 and 2023, respectively. Sales to one of those customers were approximately 24% and 15% of total sales in 2024 and 2023, respectively. Accounts receivable from these customers were approximately 62% and 42% of total accounts receivable as of December 31, 2024 and 2023, respectively.

Our two major vendors accounted for 32% and 18% of purchases for the year ended December 31, 2024 and 2023, respectively. A third vendor represented an additional 10% and 8% of purchases for the years ended December 31, 2024 and 2023, respectively.

A single customer represents 0% and 3% of total accounts receivable as of December 31, 2024 and December 31, 2023, respectively. This customer is a related party through a director who sat on both the Company’s board of directors and that of the customer.  The relationship with the customer ended in 2023.

Accounting Pronouncements - Adopted

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

Accounting Pronouncements Issued Not Yet Adopted

Although there are several other new accounting pronouncements issued or proposed by the FASB, which we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had or will have a material impact on our consolidated financial position or results of operations.

Note 3 – Inventories, net

Inventories, net consisted of the following from continuing operations:

	December 31, 2024	December 31, 2023
Raw materials	$44	$119
Finished goods	2,466	3,362
	2,510	3,481
Reserve for obsolete inventory	(60)	(79)

Inventories, net	$2,450	$3,402

There were no inventories from discontinued operations as of December 31, 2024 and December 31, 2023.

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following from continuing operations:

	December 31, 2024	December 31, 2023
Computers and other	57	54
	57	54
Accumulated depreciation and amortization	(54)	(45)

Property and equipment, net	$3	$9

Depreciation and amortization expense totaled $9 and $38 in 2024 and 2023, respectively.

There was no property and equipment, or associated depreciation and amortization, from discontinued operations as of December 31, 2024 and December 31, 2023.

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	December 31, 2024	December 31, 2023
Trademarks	$4,739	$4,739
Indefinite-lived intangible assets	120	120
Customer relationships	6,023	6,023
	10,882	10,882
Accumulated amortization	(10,762)	(10,762)

Intangible assets, net	$120	$120

Trademarks are amortized over periods ranging from 3 to 30 years, customer relationships are amortized over periods ranging from 15 to 16 years, and other intangible assets are amortized over 3 years. Amortization expense was $0 and $0 for 2024 and 2023, respectively. All intangible assets have been fully amortized as of December 31, 2024.

During the fourth quarter of fiscal 2022 we recorded an aggregate impairment loss of the remaining definitive-lived intangible assets related to NSL customer relationships. Therefore, we recorded no loss of intangible assets related to  NSL customer relationships in 2024.

Due to the nature and size of our remaining assets, annual impairment testing was not performed in 2023 or  2024 nor was an impairment loss recognized.

Note 6 – Debt

Debt consisted of the following:

	December 31,	December 31,
	2024	2023
Related Party Debt:
July 2014 note payable to Akretive, LLC, formerly payable to Little Harbor, LLC	$3,267	$3,267
July 2016 note payable to Akretive, LLC, formerly payable to Little Harbor, LLC	4,770	4,770
January 2016 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	2,500	2,500
March 2016 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	7,000	7,000
December 2016 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	2,500	2,500
August 2017 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	3,000	3,000
February 2018 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	2,000	2,000
July 2018 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	5,000	5,000
November 2018 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	4,000	4,000
February 2020 note payable to Akretive, LLC, formerly payable to Great Harbor Capital, LLC	2,500	2,500
January 2016 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	2,500	2,500
March 2016 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	7,000	7,000
July 2016 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	4,770	4,770
December 2016 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	2,500	2,500
March 2017 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	3,267	3,267
February 2018 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	2,000	2,000
February 2020 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	2,500	2,500
November 2014 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	8,000	8,000
January 2015 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	5,000	5,000
February 2015 note payable to Akretive, LLC, formerly payable to Golisano Holdings, LLC	1,999	1,999
Akretive, LLC, formerly payable to Macatawa Bank	15,869	14,884
Total related party debt	91,942	90,957

Senior Credit Facility with Midcap	1,966	2,680

Total debt	93,908	93,637
Less current portion	93,908	93,637

Long-term debt	$-	$-

Future aggregate maturities of debt that have maturities beyond 2024 have been classified as current on the consolidated balance sheet as the Company has determined that it is probable that the Company will not be able to meet the 2024 debt obligations as they become due, thus causing a technical default of the debt obligations.

Little Harbor LLC

Mr. David L. Van Andel, the former Chairman of the Company’s Board of Directors, is the owner and principal of Little Harbor LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Little Harbor LLC.

July 2014 Note Payable to Akretive LLC (formerly Little Harbor, LLC)

Pursuant to a July 2014 Debt Repayment Agreement with Little Harbor, LLC (“Little Harbor”), an entity owned by certain stockholders of the Company, on February 6, 2018 we entered into an agreement with Little Harbor to convert a debt repayment obligation of $3,267 into an unsecured promissory note (“Little Harbor Debt Repayment Note”). The note bears interest at an annual rate of 8.5% with the principal payable at maturity. The Little Harbor Debt Repayment Note was scheduled to mature on July 25, 2020,  and the maturity was subsequently extended to October 22, 2021.

July 2016 Note Payable to Akretive LLC (formerly Little Harbor, LLC)

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, the lending party has not exercised any of its remedies available upon a default for any of the aforementioned notes.

Great Harbor Capital LLC

Mr. David L. Van Andel, the former Chairman of the Company’s Board of Directors, is the owner and principal of Great Harbor Capital LLC. Mr. Mark Bugge, at the time the notes were entered into, was a member of the Company’s Board of Directors and the Secretary of Great Harbor Capital LLC.

January 2016 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

March 2016 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

December 2016 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

August 2017 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

February 2018 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

July 2018 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

The July 2018 GH Note was subordinate to the indebtedness owed to MidCap.

November 2018 Note Payable to Akretive LLC (formerly Great Harbor Capital, LLC)

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to GH have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, the lending party has not exercised any of its remedies available upon a default for any of the aforementioned notes.

Akretive Holdings, LLC

Mr. Patrick Ogle is the principal of Akretive Holdings, LLC.

As of December 30, 2024, all debts held by, interest due to, as well as stock shares held by 463IP Partners, LLC, Great Harbor Capital, LLC, Little Harbor LLC, and David L. Van Andel Trust were assigned to Akretive LLC, including one-half of the Macatawa debt.  As of April 22, 2025, all debts held by, interest due to, and stock shares held by Golisano Holdings LLC were assigned to Akretive LLC, including one-half of the Macatawa debt.

November 2014 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

On November 13, 2014, we raised proceeds of $8,000, less certain fees and expenses, from the issuance of a secured note to Penta Mezzanine SBIC Fund I, L.P. (“Penta”). The managing director of Penta, an institutional investor, is also a former director of our Company. We granted Penta a security interest in our assets and pledged the shares of our subsidiaries as security for the note. On March 8, 2017, Golisano Holdings, LLC (“Golisano LLC”), an affiliate of a former member of our Board of Directors, acquired this note payable from Penta (the “First Golisano Penta Note”). Interest on the outstanding principal accrued at a rate of 12% per year from the date of issuance to March 8, 2017 and decreased to 8% per year thereafter, payable monthly. The Company and Golisano LLC amended this note to extend the maturity from November 5, 2020 to October 22, 2021. We issued a warrant to Penta to purchase 4,960,740 shares of the Company’s common stock in connection with this loan (see Golisano LLC Warrants formerly Penta Warrants in Note 7).

January 2015 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

February 2015 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

January 2016 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

Pursuant to a January 28, 2016 unsecured promissory note with Golisano LLC (“Golisano LLC January 2016 Note”), Golisano LLC lent us $2,500. The note was scheduled to mature on January 28, 2019, with subsequent extensions of the maturity date to June 30, 2019 and October 22, 2021. This note bears interest at an annual rate of 8.5%. We issued a warrant into escrow in connection with this loan (see Golisano Escrow Warrants in Note 7).

March 2016 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

July 2016 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

December 2016 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

March 2017 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

February 2018 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

February 2020 Note Payable to Akretive LLC (formerly Golisano Holdings LLC )

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

Amendments to extend the maturity date and related payment deferrals of the aforementioned notes to Akretive Holdings LLC have not been executed and these notes are currently in default. We anticipate extending the maturity dates and related payment deferrals with the lending party, but we cannot guarantee that such extensions and payment deferrals will be successfully obtained on a timely basis or at all. To date, Akretive Holdings, LLC has not exercised any of its remedies available upon a default for any of the aforementioned notes.

Akretive LLC (formerly Macatawa Bank)

Mr. Mark Bugge is a former member of the board of directors of Macatawa Bank (“Macatawa”) and was a member of the Company’s board of directors; he was an active member of both boards at the time of the term loan note. Two former members of the Company's Board of Directors, Mr. B. Thomas Golisano and Mr. David L. Van Andel, are the owners and principals of the guarantor, 463IP Partners, LLC (“463IP”). Furthermore, Mr. Van Andel, through his interest in a trust, holds an indirect limited partnership interest in White Bay Capital, LLLP, which has an ownership interest of greater than 10% in Macatawa.

On December 4, 2018, the Company entered into a Term Loan Note and Agreement (the "Term Loan") in favor of Macatawa. Pursuant to the Term Loan, Macatawa loaned the Company $15,000. The Term Loan was scheduled to mature on November 30, 2020 and was subsequently extended to November 30, 2022. The Term Loan was amended on December 14, 2022 to extend the maturity date to November 30, 2024 and to transition from LIBOR to SOFR. The Term Loan accrued interest at SOFR Rate plus 1.05% per annum with a floor of 2.50%.  This loan was settled in full to Macatawa (the "Macatawa Settlement") on November 29, 2025 for $15,891 pursuant to a limited guaranty with 463IP, dated as of December 4, 2018, in favor of Macatawa (the "Limited Guaranty") pursuant to which it has agreed to guarantee payment under the Term Loan and any and all renewals of the Term Loan and all interest accrued on such indebtedness limited to $15,000 plus any accrued interest.

As of December 30, 2024, all debts held by and interest due to 463IP Partners, LLC, Great Harbor Capital, LLC, Little Harbor LLC, and David L. Van Andel Trust were assigned to Akretive LLC, including one-half of the Macatawa debt.  This assignment represented a creditor-to-creditor transfer of rights and did not result in any modification, forgiveness, or extinguishment of the Company's obligations.  The assignment did not change the principal amount owed, interest terms, or other substantive provisions of the underlying debt, and therefore had no impact on the recognition or measurement of the Company's debt.  The Company continues to reflect the full outstanding balance of the Guarantor Debt as notes payable to Akretive as of December 31, 2024.

As of April 22, 2025, all debts held by and interest due to Golisano Holdings LLC were assigned to Akretive LLC, including one-half of the Macatawa debt.

On September 16, 2025, the outstanding principal and interest previously owed to Macatawa was formalized in a secured promissory note between Twinlab Consolidated Holdings, Inc. and Holdings, LLC. The principal sum of the note is $15,891. The maturity date was set as November 29, 2025. Interest is established to accrue at a simple rate of 6.0% per annum. A default rate is established at 12% per annum. A fee to waive the default status of the original note was set at $25 and paid on October 10, 2025. This loan was not repaid and entered into default on November 29, 2025.

Because of the settlement of the Macatawa Term Loan was accompanied by the simultaneous recognition of an equivalent replacement obligation, the Company did not recognize a material gain or loss upon extinguishment, other than the write‑off of any unamortized deferred financing costs associated with the original borrowing.

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

On October 31, 2024, we entered into Amendment Twenty-One to the Credit and Security Agreement (the “MidCap Twenty-First Amendment”), which effectively renewed the Senior Credit Facility for an additional three months expiring on January 31, 2025.

On January 31, 2025, we entered into Amendment Twenty-Two to the Credit and Security Agreement (the “MidCap Twenty-Second Amendment”), which effectively renewed the Senior Credit Facility for an additional three months  expiring on April 30, 2025.

We have incurred loan fees totaling $383 relating to the Senior Credit Facility and the subsequent amendments, which is also being amortized into interest expense over the term of the Senior Credit Facility. The balance owed on the Senior Credit Facility was $1,966 as of December 31, 2024.

On April 22, 2025, we terminated the Credit and Security Agreement (the "Midcap Payoff Agreement") via payment of all liabilities, obligations and indebtedness under the Credit Agreement.

Other Debt

May 2020 Note Payable to Fifth Third Bank N.A.

On May 7, 2020, Twinlab Consolidated Corporation ("TCC"), the operating subsidiary of the Company, received the proceeds of a loan from Fifth Third Bank, National Association in the amount of $383 obtained under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (the "PPP Loan”). The PPP Loan, evidenced by a promissory note dated May 5, 2020 (the “Note”), had a two-year term and bore interest at a rate of 383% per annum, with expected monthly principal and interest payments that were due to begin December 1, 2020. TCC utilized the proceeds of the PPP Loan for payroll, office rent, and utilities, which allowed the Company to seek forgiveness for this loan.

The Company submitted its application for 100% forgiveness for this loan in November 2021. In January 2022, the full amount of the PPP Loan was forgiven by the Small Business Administration ("SBA"). As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $1,674.

Financial Covenants

Certain of the foregoing debt agreements, as amended, require us to meet certain affirmative and negative covenants, including maintenance of specified ratios. As of December 31, 2024, we were in default for lack of compliance with the EBITDA-related financial covenant of the debt agreement with MidCap. The amount due to MidCap for this revolving credit line is $1,966 as of December 31, 2024.

Note 7 – Warrants and Registration Rights Agreements

The following table presents a summary of the status of our issued warrants as of December 31, 2024 and changes during the two years then ended:

	Shares	Weighted Average
	Underlying Warrants	Exercise Price
Outstanding, December 31, 2022	4,500,000	$0.01
Granted	-	-
Canceled / Expired	-	-
Exercised	-	-
Outstanding, December 31, 2023	4,500,000	$0.01
Granted	-	-
Canceled / Expired	(4,500,000)	-
Exercised	-	-
Outstanding, December 31, 2024	-	$-

GH Warrants

In connection with the July 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "July 2018 GH Warrant"). The Company had reserved 2,500,000 shares of the Company’s common stock for issuance under the July 2018 GH Warrant. The July 2018 GH Warrant expired unexercised on July 27, 2024. The July 2018 GH Warrant was also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,479, which is being amortized over the term of the July 2018 GH Note.

In connection with the November 2018 GH Note, we issued GH a warrant to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the "November 2018 GH Warrant"). The Company had reserved 2,000,000 shares of the Company’s common stock for issuance under the November 2018 GH Warrant. The November 2018 GH Warrant expired unexercised on November 5, 2024. The November 2018 GH Warrant was also subject to customary adjustments upon any recapitalization, reorganization, stock split, combination of shares, merger or consolidation. The Company estimated the value of the warrant using the Black-Scholes option pricing model and recorded a debt discount of $1,214 which is being amortized over the term of the November 2018 GH Note.

 Warrants Issued into Escrow

At December 31, 2024, there were no outstanding warrants held in escrow (“Escrow Warrants”). These Escrow Warrants were previously held in escrow and were not exercisable unless the Company defaulted on the related debt. While the related debt is currently in default (see Note 6), no additional warrants are expected to be issued until the related debt is amended, as expected, which will remedy the current default. The Escrow Warrants were as follows:

Golisano Escrow Warrants

In connection with the Golisano LLC January 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 Golisano Warrant”). The January 2016 Golisano Warrant would not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the related note agreement). The January 2016 Golisano Warrant expired unexercised on February 28, 2022.

In connection with the Golisano LLC March 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 Golisano Warrant”). The March 2016 Golisano Warrant would not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the related promissory note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the related note agreement). The March 2016 Golisano Warrant expired unexercised on March 21, 2022.

In connection with the Golisano LLC July 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 2,168,178 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano July 2016 Warrant”). The Golisano July 2016 Warrant would not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC July 2016 Note and any accrued and unpaid interest thereon as of July 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the Golisano LLC July 2016 Note). We had reserved 2,168,178 shares of the Company’s common stock for issuance under the Golisano July 2016 Warrant. The Golisano July 2016 Warrant expired unexercised on July 21, 2022.

In connection with the Golisano LLC December 2016 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano December 2016 Warrant”). The Golisano December 2016 Warrant would not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC December 2016 Note and any accrued and unpaid interest thereon as of December 31, 2019, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the Golisano LLC December 2016 Note). We had reserved 1,136,363 shares of the Company’s common stock for issuance under the Golisano December 2016 Warrant. The Golisano December 2016 Warrant expired unexercised on December 30, 2022.

In connection with the Golisano LLC March 2017 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,484,847 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “Golisano March 2017 Warrant”). The Golisano March 2017 Warrant would not be released from escrow or be exercisable unless and until we fail to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC March 2017 Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the Golisano LLC March 2017 Note). We had reserved 1,484,847 shares of the Company’s common stock for issuance under the Golisano March 2017 Warrant. The Golisano March 2017 Warrant expired unexercised on March 14, 2023.

In connection with the Golisano LLC February 2018 Note, we issued into escrow in the name of Golisano LLC a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "Golisano 2018 Warrant"). The Golisano 2018 Warrant would not be released from escrow or be exercisable unless and until the Company fails to pay Golisano LLC the entire unamortized principal amount of the Golisano LLC February 2018 Note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an acceleration notice. The Company had reserved 1,818,182 shares of the Company’s common stock for issuance under the Golisano 2018 Warrant. The Golisano February 2018 Warrant expired on February 6, 2024.

We previously entered into a registration rights agreement with Golisano LLC, dated as of October 5, 2015 (the “Registration Rights Agreement”), granting Golisano LLC certain registration rights for certain shares of the Company’s common stock. The shares of common stock that were issuable pursuant to the above Golisano LLC warrants were also entitled to the benefits of the Registration Rights Agreement.

GH Escrow Warrants

In connection with a January 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock at an exercise price of $0.01 per share (the “January 2016 GH Warrant”). The January 2016 GH Warrant would not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the January 2016 GH Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as is required pursuant to an Acceleration Notice (as defined in the January 2016 GH Note). The January 2016 GH Warrant expired unexercised on February 28, 2022.

In connection with a March 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 3,181,816 shares of the Company’s common stock at an exercise price of $0.01 per share (the “March 2016 GH Warrant”). The March 2016 GH Warrant would not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the March 2016 GH Note and any accrued and unpaid interest thereon as of March 21, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as irequired pursuant to an Acceleration Notice (as defined in the March 2016 GH Note). The March 2016 GH Warrant expired unexercised on March 21, 2022.

In connection with the December 2016 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,136,363 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “December 2016 GH Warrant”). The December 2016 GH Warrant would not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the December 2016 GH Note and any accrued and unpaid interest thereon as of December 31, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the December 2016 GH Note). We had reserved 1,136,363 shares of common stock for issuance under the December 2016 GH Warrant. The December 2016 GH Warrant expired unexercised on December 30, 2022.

In connection with the August 2017 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,363,636 shares of the Company’s common stock, at an exercise price of $0.01 per share (the “August 2017 GH Warrant”). The August 2017 GH Warrant would not be released from escrow or be exercisable unless and until we fail to pay GH the entire unamortized principal amount of the August 2017 GH Note and any accrued and unpaid interest thereon as of August 29, 2020 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an Acceleration Notice (as defined in the August 2017 GH Note). We had reserved 1,363,636 shares of common stock for issuance under the August 2017 GH Warrant. The August 2017 GH Warrant expired on August 30, 2023 and no warrants were exercised.

In connection with the February 2018 GH Note, we issued into escrow in the name of GH a warrant to purchase an aggregate of 1,818,182 shares of the Company’s common stock at an exercise price of $0.01 per share (the "February 2018 GH Warrant"). The February 2018 GH Warrant would not be released from escrow or be exercisable unless and until the Company fails to pay GH the entire unamortized principal amount of the note and any accrued and unpaid interest thereon as of February 6, 2021, (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an acceleration notice. The Company has reserved 1,818,182 shares of the Company’s common stock for issuance under the February 2018 GH Warrant. The February 2018 GH Warrant expired on February 6, 2024.

Little Harbor Escrow Warrant

The Little Harbor Delayed Draw Note required that we issue into escrow in the name of Little Harbor a warrant to purchase an aggregate of 2,168,178 shares of common stock at an exercise price of $0.01 per share (the “Little Harbor July 2016 Warrant”). The Little Harbor July 2016 Warrant would not be released from escrow or be exercisable unless and until we fail to pay Little Harbor the entire unamortized principal amount of the Little Harbor Delayed Draw Note and any accrued and unpaid interest thereon as of January 28, 2019 (which was extended to October 22, 2021 – See Note 6 for further information) or such earlier date as required pursuant to an acceleration notice (as defined in the Little Harbor Delayed Draw Note). We had reserved 2,168,178 shares of the Company’s common stock for issuance under the Little Harbor July 2016 Warrant. The Little Harbor July 2016 Warrant expired unexercised on July 21, 2022.

Note 8 – Discontinued Operations

Throughout the third quarter of 2023, the Company took steps to cease the operations of its fully owned subsidiary, NSL. By September 30, 2023 the aggregation of these efforts resulted in the abandonment of the remaining assets associated with the subsidiary. The Company no longer retains access to the facilities and warehousing locations previously associated with NSL operations. The loss recognized related to the disposal was $ (1,220) and is included in loss from discontinued operations, net of tax.

The major classes of assets and liabilities of our discontinued operations as reported on the Balance Sheet are as follows:

	December 31, 2024	December 31, 2023
Carrying amounts of assets associated with NutraScience Labs included as part of discontinued operations:
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	161
Inventories, net	-	-
Prepaid expenses	-	-
Current assets of discontinued operations	$-	$161

Property and equipment, net	$-	$-
Right of use assets, net	-	-
Deposits and other assets	-	-
Non-current assets of discontinued operations	$-	$-

Carrying amounts of liabilities associated with NutraScience Labs included as part of discontinued operations:
Accounts payable	$4,321	$4,722
Accrued expenses and other current liabilities	2,276	2,055
Short-term operating lease liabilities	480	480
Current liabilities of discontinued operations	$7,077	$7,257

Long-term operating lease liabilities	-	-
Non-current liabilities of discontinued operations	$-	$-

The operating results of our discontinued operations are as follows:

	December 31,
	2024	2023
Net sales	$-	$7,106
Cost of sales	-	(6,796)
Operating costs and expense	308	(4,362)
Income (loss) from discontinued operations before Provision for income taxes	308	(4,052)
Provision expense (benefit) for income taxes	-	-
Income (loss) from discontinued operations, net of tax	$308	$(4,052)

Note 9 – Stockholders’ Deficit

Preferred Stock

The Company has authorized 500,000,000 shares of preferred stock with a par value of $0.001 per share. No shares of the preferred stock have been issued.

Twinlab Consolidation Corporation 2013 Stock Incentive Plan

The Twinlab Consolidation Corporation 2013 Stock Incentive Plan (the “TCC Plan”) was originally established with a pool of 20,000,000 shares of common stock for issuance as incentive awards to employees for the purposes of attracting and retaining qualified employees. The Company estimated the grant date fair market value per share of the restricted stock units and amortized the total estimated grant date value over the vesting periods. The restricted stock unit awards vested 25% each annually on various dates through 2019. There were no outstanding or unvested restricted stock units at December 31, 2024 or December 31, 2023. As of December 31, 2024, 7,194,412 shares remain available for use in the TCC Plan.

Stock Subscription Receivable

At December 31, 2024, the stock subscription receivable dated August 1, 2014 for the purchase of 1,528,384 shares of the Company’s common stock had a principal balance of $30 and bears interest at an annual rate of 5%.

Note 10 – Income Taxes

Income tax provision consisted of the following for the years ended December 31, 2024 and 2023 as follows:

	December 31, 2024	December 31, 2023
Current:
State	$(43)	$(43)
Total current expense	(43)	(43)

Deferred:
Federal	(3,825)	(1,177)
State	(2,710)	(1,036)
Change in valuation allowance	6,535	2,213
Total deferred expense	-	-

Total income tax provision	$(43)	$(43)

The income tax provision differs from the amount computed at federal statutory rates for the years ended December 31, 2024 and 2023 as follows:

	December 31, 2024	December 31, 2023
Effective rate reconciliation
Computed Federal income tax benefit at the statutory rate	$1,994	$2,873

State income taxes, net of federal benefit	(736)	(843)
Federal NOL Expirations	(7,832)	(4,280)
Change in valuation allowance	6,535	2,213
Other	(4)	(6)

Income tax provision	$(43)	$(43)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets/(liabilities)
Deferred tax assets:
Net operating loss carryforwards	$52,250	$58,820
Accruals and reserves	11,235	10,546
Depreciation and amortization	4,581	4,860
Indefinite-lived intangibles	1,615	2,191
Other	3,503	3,302
Total deferred tax assets	73,184	79,719

Less valuation allowance	(73,184)	(79,719)

Net deferred tax assets	$-	$-

As a result of recurring operating losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2024 and 2023, as management was unable to conclude that it is more likely than not that the deferred tax assets will be realized. During the years ended December 31, 2024 and 2023, the valuation allowance on deferred tax assets increased by $6,535 and $2,213, respectively.

We had federal net operating loss carryforwards of approximately $214,000 and state net operating loss carryforwards of approximately $156,000 at December 31, 2024, which are available to reduce future federal and state taxable income. The federal and state net operating loss carryforwards begin to expire 2025. If substantial changes in our ownership should occur, there would be an annual limitation of the amount of the net operating loss carryforwards which could be utilized.

We perform a review of our material tax positions in accordance with recognition and measurement standards established by authoritative accounting literature, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  Based upon our review and evaluation, during the years ended December 31, 2024 and 2023, we concluded that we had no unrecognized tax benefit that would affect our effective tax rate if recognized.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The 2021 through 2023 tax years remain subject to selection for examination as of December 31, 2024. None of the Company’s income tax returns are currently under audit.

Note 11 – Commitments And Contingencies

Litigation

From time to time the Company and its subsidiaries are parties to litigation arising in the ordinary course of business operations. Such litigation primarily involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. On November 14, 2025, the landlord for the real property lease in St. Petersburg, Florida, filed a notice of default for unpaid rent.  The company has not yet responded to the complaint. On December 10, 2025, the landlord for the real property lease in St Petersburg, Florida filed a Complaint for Damages.  Based on current information, we believe that the ultimate conclusion of the various pending litigation, in the aggregate, may have a material adverse effect on our consolidated financial position, results of operations and cash flows and liquidity. See Note 13 in the Notes to Consolidated Financial Statements included in this report.

Leases

The Company leased office space under non-cancelable operating leases with remaining lease terms ranging from 1 to 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term.  Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 2 to 5 years. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined each of its identified leases are operating leases.

The sublease agreement to sublease half of the 31,000 square feet of office in St. Petersburg, Florida that commenced on February 1, 2017, expired on June 30, 2022. The lease was re-measured at that time and as a result, the Company recorded an impairment loss of $373 in general and administrative expenses. The lease was re-measured again in 2023 and, as a result, the Company recorded an impairment loss of $488 in general and administrative expenses. As of September 30, 2024, a subtenant still has not been found and one is not anticipated to be found before the lease expires. The Company incurred an impairment loss of $284 in general and administrative expenses  As of December 31, 2024, a subtenant still has not been found.  On November 15, 2025, the Company received a Notice of Default from the landlord followed by a Complaint for Damages for breach of lease on December 10, 2025.  As a result, the Company incurred an impairment losses of $1,389 in general and administrative expenses in 2024.

For the year ended December 31, 2024, the Company incurred $327 of lease expense on the consolidated statements of operations in relation to these operating leases, of which $212 was variable rent expense not included within the measurement of the Company's operating right-of-use assets and lease liabilities. The variable rent expense consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2023, total rental expense for operating leases was $706, of which $90 was variable rent expense.

In September 2024, the Company amended one of its lease agreements to extend the lease for 1,533 square feet of office space in Boca Raton, Florida for an additional 12 calendar months, commencing on November 1, 2024 and expired on October 31, 2025.

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

As of December 31, 2024, the future maturities of the Company’s lease liabilities were as follows:

2025	$3,379
2026	42
Total lease payments	3,421
Less: imputed interest	(232)
Present value of lease liabilities	$3,189

Included below is other information regarding leases for the year ended December 31, 2024.

For the Year Ended December 31, 2024
Sublease income	$668
Cash paid for operating leases	$680
Weighted average remaining lease term (years) - operating leases	1.8
Weighted average discount rate – operating leases	8.3%

Employee Agreements

We have entered into employment agreements with certain members of management. The terms of each agreement are different. However, one or all of these agreements include stipulated base salary, bonus potential, vacation benefits, severance and non-competition agreements.

Note 12 – Related Party Transactions

See Note 6 for discussion of notes payable to Little Harbor, GH, and Golisano LLC, Akretive LLC, related parties. In addition, Little Harbor, GH, and Golisano LLC were also issued warrants to purchase shares of the Company’s common stock, as discussed in Note 7.

We had sales of $0 and $632 in 2024 and 2023, respectively, to an entity whose board of directors included an individual who is a former member of the Company's board of directors.

Note 13 – Subsequent Events

Akretive, LLC

On November 30, 2024, the debt with Macatawa was settled by the surrender of collateral from the Guarantors of the note with the debt reverting back to the Guarantors The remaining interest in this indebtedness of the Guarantors was assigned to Akretive, LLC according to the notes below.

As of December 30, 2024, all debts held by and interest due to 463IP Partners, LLC, Great Harbor Capital, LLC, Little Harbor LLC, and David L. Van Andel Trust were assigned to Akretive LLC, including one-half of the Macatawa debt

On April 22, 2025, the Company entered into the Consent, Release and Indemnification Agreement with BTG Holdings, LLC pursuant to which it consented to the transactions involving Akretive LLC.

As of April 22, 2025, all debts held by and interest due to Golisano Holdings LLC were assigned to Akretive LLC, including one-half of the Macatawa debt.

On Septemeber 16, 2025, the outstanding principal and interest previously owed to Macatawa was formalized in a secured promissory note between Twinlab Consolidated Holdings, Inc. and Holdings, LLC. The principal sum of the note is $15,891k. The maturity date was set as November 29, 2025. Interest is established to accrue at a simple rate of 6.0% per annum. A default rate is established at 12% per annum. Interest is not to be compounded. A fee to waive the default status of the original note was set at $25k and paid on October 10, 2025. This loan was not repaid and entered into default on November 29, 2025.

Senior Credit Facility with Midcap

On October 31, 2024, we entered into Amendment Twenty-One to the Credit and Security Agreement (the “MidCap Twenty-First Amendment”), which effectively renewed the Senior Credit Facility for an additional three months expiring on January 31, 2025.  A non-refundable modification fee of $125k, with $25k due upon signing and $100 due at the end of the loan period, was included as part of this Amendment.

On January 31, 2025, we entered into Amendment Twenty-Two to the Credit and Security Agreement (the “MidCap Twenty-Second Amendment”), which effectively renewed the Senior Credit Facility for an additional three months expiring on April 30, 2025.

On April 22, 2025, the Credit and Security Agreement was paid in full.  Security interests were released as part of the closure of the Agreement.

Changes to Management

On December 12, 2025, the Board of Directors appointed Anthony Zolezzi as the Chief Executive Officer of TCC. On that same day, Kyle Casey, the Interim Chief Executive Officer and Chief Financial Officer did tender his resignation from the positions of Interim Chief Executive Officer and Chief Financial Officer.

Changes to the Board of Directors

 On June 26, 2025, Mr. Van Andel resigned from the Board of Directors.

Legal Considerations

 On November 14, 2025, counsel to First Central Tower Limited Partnership ("Landlord"), remitted a Notice of Default, Demand to Cure and for Acceleration of Rent to TCHI and TCC seeking $979,885 in unpaid rent.  The Company did not respond to this notice.

On December 10, 2025, the Landlord filed a complaint for damages in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas and Pasco Counties, Florida, Civil Division.  The Landlord states that the Company defaulted on the lease by failing to pay rent on the date rent was due.  The Landlord is seeking to recover damages from the Company in the amount of $963,363, comprised of past due rent and late fees totaling $1,394,221, less the Company's security deposit in the amount of $1,000,000, plus accelerated rent due for the remainder of the lease term reduced to net present value in the amount of  $360,713 plus costs associated with reletting the premises in the amount of $208,428.  As of the date of this filing, the Company has not responded to this complaint. It is possible that the Company's failure to respond to the compliant will result in a default judgment against the Company or alternatively that any response to the complain or future actions on the Company's part to defend against this litigation will be unsuccessful and result in an adverse judgment against the Company.  Such a default or adverse judgment could result in the imposition of material damages and other costs and could have a material adverse effect on the Company.

